Form 10-Q
period 2021-06-30
GXO Logistics, Inc.
filed 2021-08-09
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-40470
_______________________________________________________
GXO Logistics, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	86-2098312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two American Lane
Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)
(203) 489-1287
Registrant’s telephone number, including area code
_______________________________________________________
N/A
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GXO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2021, there were 114,626,250 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GXO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GXO Logistics, Inc.
Condensed Combined Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$326	$328
Accounts receivable, net of allowances of $13 and $18, respectively	1,297	1,224
Other current assets	340	284
Total current assets	1,963	1,836
Long-term assets
Property and equipment, net of $1,048 and $922 in accumulated depreciation, respectively	838	770
Operating lease assets	1,744	1,434
Goodwill	2,058	2,063
Identifiable intangible assets, net of $398 and $373 in accumulated amortization, respectively	295	299
Other long-term assets	170	146
Total long-term assets	5,105	4,712
Total assets	$7,068	$6,548
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$458	$415
Accrued expenses	973	784
Short-term borrowings and current finance lease liabilities	36	58
Short-term operating lease liabilities	414	332
Other current liabilities	128	149
Total current liabilities	2,009	1,738
Long-term liabilities
Long-term debt and finance lease liabilities	582	615
Deferred tax liability	63	54
Long-term operating lease liabilities	1,340	1,099
Other long-term liabilities	160	94
Total long-term liabilities	2,145	1,862
Commitments and contingencies
Equity
XPO investment	2,835	2,765
Accumulated other comprehensive income	39	58
Total equity before noncontrolling interests	2,874	2,823
Noncontrolling interests	40	125
Total equity	2,914	2,948
Total liabilities and equity	$7,068	$6,548
See accompanying notes to condensed combined financial statements.

GXO Logistics, Inc.
Condensed Combined Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue	$1,882	$1,405	$3,704	$2,845
Direct operating expense	1,554	1,185	3,074	2,388
Sales, general and administrative expense	177	168	348	310
Depreciation and amortization expense	95	87	174	163
Transaction and integration costs	35	25	53	42
Restructuring costs (credit)	(1)	25	3	25
Operating income (loss)	22	(85)	52	(83)
Other (income) expense	1	(1)	—	(2)
Interest expense	6	5	11	12
Income (loss) before income taxes	15	(89)	41	(93)
Income tax provision (benefit)	1	(24)	10	(18)
Net income (loss)	14	(65)	31	(75)
Net income attributable to noncontrolling interests	(3)	—	(6)	(2)
Net income (loss) attributable to GXO	$11	$(65)	$25	$(77)

Earnings per share data
Basic and Diluted earnings (loss) per share	$0.10	$(0.57)	$0.22	$(0.67)

Common shares outstanding
Number of Basic and Diluted shares outstanding	115	115	115	115
See accompanying notes to condensed combined financial statements.

GXO Logistics, Inc.
Condensed Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$14	$(65)	$31	$(75)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(1), $(1), $2 and $(3)	$19	$31	$(26)	$(48)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $—, $(1) and $—	—	2	(1)	2
Other comprehensive income (loss)	19	33	(27)	(46)
Comprehensive income (loss)	$33	$(32)	$4	$(121)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	2	(2)	—
Comprehensive income (loss) attributable to GXO	$34	$(34)	$6	$(121)
See accompanying notes to condensed combined financial statements.

GXO Logistics, Inc.
Condensed Combined Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Operating activities
Net income (loss)	$31	$(75)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, amortization and net lease activity	174	163
Other	10	26
Changes in assets and liabilities
Accounts receivable	(9)	74
Other assets	(73)	(26)
Accounts payable	(40)	(92)
Accrued expenses and other liabilities	53	121
Net cash provided by operating activities	146	191
Investing activities
Payment for purchases of property and equipment	(119)	(102)
Proceeds from sales of property and equipment	2	6
Purchase and sale of affiliate trade receivables, net	12	2
Other	34	—
Net cash used in investing activities	(71)	(94)
Financing activities
Net proceeds (repayments) related to trade securitization program	(25)	45
Repayment of debt and finance leases	(56)	(71)
Purchase of noncontrolling interests	(128)	—
Net transfers from XPO	116	44
Other	15	16
Net cash provided by (used in) financing activities	(78)	34
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2)	121
Cash, cash equivalents, and restricted cash, beginning of period	328	200
Cash, cash equivalents, and restricted cash, end of period	$326	$321
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities, including $281 related to an acquisition in 2021	$576	$243
Leased assets obtained in exchange of new finance lease liabilities, including $23 related to an acquisition in 2021	33	54
Cash paid for interest	10	12
Cash paid for income taxes	22	1
See accompanying notes to condensed combined financial statements.

GXO Logistics, Inc.
Condensed Combined Statements of Changes in Equity
(Unaudited)

(In millions)	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
Balance as of March 31, 2021	$2,903	$16	$2,919	$124	$3,043
Net income	11	—	11	3	14
Other comprehensive income (loss)	—	23	23	(4)	19
Purchase of noncontrolling interest	—	—	—	(128)	(128)
Net transfers from (to) XPO	(79)	—	(79)	40	(39)
Other	—	—	—	5	5
Balance as of June 30, 2021	$2,835	$39	$2,874	$40	$2,914

(In millions)	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	$2,765	$58	$2,823	$125	$2,948
Net income	25	—	25	6	31
Other comprehensive loss	—	(19)	(19)	(8)	(27)
Purchase of noncontrolling interest	—	—	—	(128)	(128)
Net transfers from XPO	45	—	45	40	85
Other	—	—	—	5	5
Balance as of June 30, 2021	$2,835	$39	$2,874	$40	$2,914

(In millions)	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
Balance as of March 31, 2020	$2,688	$(141)	$2,547	$128	$2,675
Net loss	(65)	—	(65)	—	(65)
Other comprehensive income	—	31	31	2	33
Net transfers to XPO	(2)	—	(2)	—	(2)
Balance as of June 30, 2020	$2,621	$(110)	$2,511	$130	$2,641

(In millions)	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	$2,633	$(66)	$2,567	$130	$2,697
Net income (loss)	(77)	—	(77)	2	(75)
Other comprehensive loss	—	(44)	(44)	(2)	(46)
Net transfers from XPO	65	—	65	—	65
Balance as of June 30, 2020	$2,621	$(110)	$2,511	$130	$2,641
See accompanying notes to condensed combined financial statements.

GXO Logistics, Inc.
Notes to Condensed Combined Financial Statements
(Unaudited)
1. Organization
GXO Logistics, Inc. (“GXO”, the “Company” or “we”) is the largest pure-play contract logistics provider in the world and a foremost innovator in the logistics industry in North America and Europe. We provide high-value-add warehousing and distribution, order fulfillment and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions. In addition, we are a major provider of reverse logistics, which is also called returns management. We serve a broad range of customers in the e-commerce and retail, food and beverage, consumer packaged goods, aerospace, consumer technology, manufacturing and other industries. We present our operations in the Condensed Combined Financial Statements as one reportable segment.
On August 2, 2021, XPO Logistics, Inc. (together with its subsidiaries, “XPO”) completed the previously announced spin-off of GXO in a transaction intended to be tax free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. GXO is now a standalone publicly traded company, and, on August 2, 2021, regular-way trading of the common stock commenced on the New York Stock Exchange (the “NYSE”) under the ticker symbol “GXO.”
The spin-off was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”), a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”). See Note 10—Subsequent Events for additional details.
2. Basis of Presentation
The Condensed Combined Financial Statements of GXO were prepared on a standalone basis and have been derived from the consolidated financial statements and accounting records of XPO. These financial statements reflect the combined historical results of operations, financial position and cash flows of GXO in accordance with U.S. generally accepted accounting principles (“GAAP”).
Historically, separate financial statements have not been prepared for the Company and it has not operated as a standalone business separate from XPO. The combined financial statements include certain assets and liabilities that have historically been held by XPO or by other XPO subsidiaries but are specifically identifiable or otherwise attributable to the Company. All significant intercompany transactions between XPO and the Company have been included as components of XPO investment in the combined financial statements, as they are to be considered effectively settled upon effectiveness of the spin-off. The Condensed Combined Financial Statements are presented as if the GXO businesses had been combined for all periods presented. The assets and liabilities in the Condensed Combined Financial Statements have been reflected on a historical cost basis, as immediately prior to the spin-off all of the assets and liabilities presented are wholly owned by XPO and are being transferred to GXO at a carry-over basis.
The Condensed Combined Balance Sheets include certain assets and liabilities directly attributable to GXO, and the Condensed Combined Statements of Operations include allocations of XPO costs and expenses, as described below.
XPO’s corporate function (“Corporate”) incurs a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. For purposes of the Condensed Combined Statements of Operations, an allocation of these expenses is included to burden all business units comprising XPO’s historical operations, including GXO. The charges reflected have either been specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded in Sales, general and administrative expense (“SG&A”) and Depreciation and amortization expense in the Condensed Combined Statements of Operations. We believe the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the Condensed Combined Financial Statements may not reflect the combined results of operations, financial position and cash flows had the Company been a standalone entity during the periods presented.
XPO investment represents XPO’s historical investment in GXO and includes the net effects of transactions with and allocations from XPO as well as GXO’s accumulated earnings. Certain transactions between GXO and XPO, including XPO’s non-GXO subsidiaries, have been included in these Condensed Combined Financial Statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from Corporate functions, income tax expense, certain cash receipts and payments made on behalf of GXO and general financing activities.
Principles of Combination
The Condensed Combined Financial Statements include the accounts and business activities distributed across the legal entities of GXO. Significant intercompany balances and transactions among the operations of the GXO legal entities have been eliminated in the Condensed Combined Financial Statements. All significant related party transactions between GXO and XPO have been included in these Condensed Combined Financial Statements as components of XPO investment. The Condensed Combined Financial Statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Significant Accounting Policies
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Combined Statements of Cash Flows. We also sell certain European trade accounts receivable under a securitization program described below. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
XPO Logistics Europe SAS (“XPO Logistics Europe”), one of our wholly-owned subsidiaries, participates in a trade receivables securitization program co-arranged by three European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and has been presented within these combined financial statements based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Combined Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial.
In addition to selling trade receivables which originate with GXO, the special purpose entity also purchases trade receivables from XPO and sells assets to the Purchasers. The trade receivables which have been purchased from XPO have been reflected within Other current assets in the Condensed Combined Balance Sheets, and the related cash flows have been reflected within Purchase and sale of affiliate trade receivables, net, within investing activities in the Condensed Combined Statements of Cash Flows. See Note 6—Debt for additional information related to our receivables securitization secured borrowing program and these borrowings.
Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$474	$317	$902	$636
Cash consideration	474	317	902	636

Factoring programs
Receivables sold in period	100	176	200	422
Cash consideration	100	176	200	421
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:
•Level 1—Quoted prices for identical instruments in active markets;
•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•Level 3—Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, financial assets purchased from XPO, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2021 and December 31, 2020 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets.
The fair value of cash equivalents approximates its carrying value and amounted to $49 million and $54 million as of June 30, 2021 and December 31, 2020, respectively. The cash equivalents are classified as Level 1 within the fair value hierarchy.
Leases
We determine if an arrangement is a lease at inception. For leases with terms greater than 12 months, we recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. For most of our leases, the implicit rate cannot be readily determined and, as a result, we use the incremental borrowing rates of XPO at commencement date to determine the present value of future lease payments.
We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments based on an index or reimbursements of lessor costs) from our initial measurement of the lease liability. We account for lease and non-lease components within a contract as a single lease component for our real estate leases.
Lease expense for our operating leases is recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which is expensed as incurred. For the three and six months ended June 30, 2021, operating lease cost was $201 million and $403 million, respectively. For the three and six months ended June 30, 2020, operating lease cost was $154 million and $311 million, respectively.
For finance leases, amortization of the right-of-use asset is recognized in Depreciation and amortization expense on a straight-line basis over the lease term, and interest expense is accreted on the lease liability using the effective interest method.
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standard Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to enhance consistency and comparability among reporting entities. We adopted this standard on January 1, 2021 on a prospective basis. The adoption did not have a material effect on our Condensed Combined Financial Statements.
Accounting Pronouncements Issued but Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact of the new guidance.
3. Acquisitions
European Acquisition
In January 2021, we acquired the majority of Kuehne + Nagel’s contract logistics operations in the United Kingdom, which generated annual revenues of approximately £450 million ($585 million) in 2020. The operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management. We have recorded preliminary estimates for the fair value of acquired assets and liabilities assumed, including approximately $300 million of operating lease assets and operating lease liabilities. Pro forma results of operations for this acquisition have not been presented as it is not material to the condensed combined results of operations.
XPO Logistics Europe Purchase
Our historical results reflect a noncontrolling interest in XPO Logistics Europe, a business we acquired majority ownership of in 2015. In the second quarter of 2021, we completed the buy-out and squeeze-out for the remaining 3% of XPO Logistics Europe that we did not already own at a cost of €108 million ($128 million) and transferred €34 million ($40 million) to XPO. Following the buy-out and squeeze-out, we own all of the outstanding shares of XPO Logistics Europe.

4. Revenue Recognition
Disaggregation of Revenues
We disaggregate our revenue by geographic area. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenue
United States	$551	$509	$1,135	$1,045
United Kingdom	615	338	1,167	667
France	190	142	370	292
Europe (excluding France and United Kingdom)	482	383	947	769
Other	44	33	85	72
Total	$1,882	$1,405	$3,704	$2,845
Our revenue can also be disaggregated by various verticals, reflecting our customers’ principal industry sector. Our revenue disaggregated by industry sector was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenue
E-commerce, omnichannel and consumer technology	$947	$696	$1,814	$1,379
Food and beverage	252	194	574	403
Consumer packaged goods	224	161	451	340
Other	459	354	865	723
Total	$1,882	$1,405	$3,704	$2,845
Contract Assets and Liabilities
Contract assets include costs we have incurred and capitalized in conjunction with customer contracts, which are primarily amortized to Direct operating expense on our Condensed Combined Statements of Operations over the contract term. As of June 30, 2021 and December 31, 2020, the Company had contract assets of $140 million and $66 million, respectively, recorded within Other long-term assets on our Condensed Combined Balance Sheets. Contract assets as of June 30, 2021 primarily increased due to capital investments associated with new contracts.
Contract liabilities include advance payments and billings in excess of revenue recognized. The activity for our contract liabilities, which are recorded within Other current liabilities and Other long-term liabilities on our Condensed Combined Balance Sheets, was as follows:

(In millions)
Balance as of December 31, 2020	$97
Revenue recognized	(76)
Unearned revenue (1)	131
Foreign exchange and other	(3)
Balance as of June 30, 2021	$149
(1)Includes $82 million related to the Kuehne + Nagel acquisition.

Remaining Performance Obligations
Remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that have original expected durations of one year or less or contain variable consideration. On June 30, 2021, the fixed consideration component of our remaining performance obligation was approximately $2.1 billion, and we expect to recognize approximately 66% of that amount over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of operating lease assets, and are intended to improve our efficiency and profitability.
Our restructuring related activity was as follows:

(In millions)
Balance as of December 31, 2020	$20
Charges incurred (1)	3
Payments	(9)
Foreign exchange and other	(8)
Balance as of June 30, 2021	$6
(1)Charges incurred are net of adjustments to previously recognized liabilities.
We expect the remaining restructuring liability at June 30, 2021, which primarily relates to severance, to be substantially paid within twelve months.
6. Debt
The following table summarizes the carrying value of our debt:

(In millions)	June 30, 2021	December 31, 2020
Borrowings related to trade securitization program	$—	$26
Finance leases and other	181	161
Related-party debt	437	486
Total debt	618	673
Short-term borrowings and current finance lease liabilities	36	58
Long-term debt	$582	$615
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2	Level 3
June 30, 2021	$618	$2	$179	$437
December 31, 2020	673	2	185	486
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics. We valued Level 3 debt using non-observable inputs.

Borrowings related to Securitization
Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. These borrowings are owed to the program’s Purchasers and are included in short-term debt until they are repaid in the following month’s settlement. The securitization program contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. For additional information on the securitization program, see Note 2—Basis of Presentation.
Related-Party Debt
Loan Agreement with North American Subsidiary
In 2015, XPO entered into a loan agreement with a North American subsidiary of GXO, under which XPO granted the subsidiary an unsecured loan bearing interest at a rate of 5.625% with a principal amount not exceeding $391 million and maturing in June 2024. As of June 30, 2021 and December 31, 2020, the Company had an outstanding loan payable to XPO of $162 million and $186 million, respectively. As of June 30, 2021, the notes were guaranteed by an XPO affiliate.
Loan Agreements with European Subsidiaries
Additionally, XPO entered into several loan agreements with European subsidiaries of GXO, under which XPO granted the subsidiaries unsecured loans with principal amounts of:
•€20 million (approximately $23 million as of June 30, 2021) entered into in 2013, bearing interest at a variable rate of twelve-month Euribor plus 1% and maturing in October 2026; and
•£82 million (approximately $113 million as of June 30, 2021) entered into in 2016, bearing interest at a variable rate of twelve-month LIBOR plus 1% and maturing in October 2026.
The outstanding amounts related to these loans payable to XPO was $136 million and $135 million as of June 30, 2021 and December 31, 2020, respectively.
Additionally, in 2015, XPO entered into a loan agreement under which it granted XPO Logistics Europe a loan in the amount of €335 million, bearing interest at a fixed rate of 5.625% and maturing in June 2024. The loan payable was $139 million and $165 million at June 30, 2021 and December 31, 2020, respectively.
In July 2021, we settled our related-party debt obligations with XPO.
Revolving Credit Facility
In June 2021, in preparation for the spin-off, we entered into a five-year, unsecured, multi-currency revolving credit facility (the “Revolving Credit Facility”). Initially, the Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the Revolving Credit Facility will bear interest at a fluctuating rate equal to: (i) with respect to borrowings in dollars, at GXO’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on GXO’s credit ratings. The availability of the Revolving Credit Facility was subject to the spin-off occurring.
The covenants in the Revolving Credit Facility, which are customary for financings of this type, limit our ability to incur indebtedness and grant liens, among other restrictions. In addition, the Revolving Credit Facility requires us to maintain a consolidated leverage ratio below a specified maximum.
There was no amount outstanding under the Revolving Credit Facility as of June 30, 2021.

7. Earnings per Share
On August 2, 2021, the date of the spin-off, 114,626,250 shares of the common stock of GXO were distributed to XPO shareholders of record as of the record date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the spin-off. For the three and six months ended June 30, 2021 and 2020, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the spin-off, it is assumed that there are no dilutive equity instruments as there were no equity awards of GXO outstanding prior to the spin-off.
8. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include personal injury claims arising from the transportation and handling of goods, contractual disputes and employment-related claims, including alleged violations of wage and hour laws.
We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We review and adjust accruals for loss contingencies quarterly and as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material and an estimate can be made, or disclose that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on our assessment, together with legal counsel, regarding the ultimate outcome of the matter.
We believe that we have adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not believe that the ultimate resolution of any matters to which we are presently a party will have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.
XPO carries liability and excess umbrella insurance policies that are deemed sufficient to cover potential legal claims arising in the normal course of conducting our operations. In the event we are required to satisfy a legal claim outside the scope of the coverage provided by insurance, our financial condition, results of operations or cash flows could be negatively impacted. Effective August 2, 2021, GXO carries insurance policies that are deemed sufficient to cover potential legal claims arising in the normal course of conducting our operations as a logistics company. See Note 10—Subsequent Events for additional details.
9. Related Party
Transactions between the Company and XPO, and other non-GXO subsidiaries of XPO, are deemed related-party transactions. Related-party transactions are comprised of the following: (i) those that have been effectively settled or are expected to be settled for cash, and (ii) those which have historically not been settled and which have been or are expected to be forgiven by either party. For those that have been or are expected to be cash settled, we have recorded related-party receivables (assets) or payables (liabilities) in the Condensed Combined Balance Sheets as of June 30, 2021 and December 31, 2020. For those that have been or are expected to be forgiven, the amounts have been recorded as an adjustment of XPO Investment in the Condensed Combined Balance Sheets as of June 30, 2021 and December 31, 2020.
Allocation of General Corporate Expenses
The Combined Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by XPO that are charged directly to the Company. In addition, for purposes of preparing these Combined Financial Statements, a portion of XPO’s total corporate expenses have been allocated to the Company. See Note 2—Basis of Presentation for a discussion of the methodology used to allocate such costs for purposes of preparing these combined financial statements.
Costs of $88 million and $157 million for the three and six months ended June 30, 2021, respectively, and costs of $67 million and $126 million for the three and six months ended June 30, 2020, respectively, have been reflected in SG&A in our Condensed Combined Statements of Operations for our allocated share of XPO’s corporate overhead. These amounts may not reflect the costs GXO would have incurred had the Company been a standalone entity during the periods presented.
Transactions with XPO and its non-GXO Subsidiaries
Revenue and costs generated from related parties for each of the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenue	$3	$3	$7	$7
Costs	32	25	64	53
Current assets include trade receivables purchased from XPO in connection with our trade receivables securitization program of $93 million and $105 million as of June 30, 2021 and December 31, 2020, respectively. These receivables were originated by XPO and are classified as financial assets within other current assets on the Condensed Combined Balance Sheets.
Balances with XPO and its non-GXO Subsidiaries
Assets and liabilities on the Condensed Combined Balance Sheets include the following related-party amounts that are expected to be cash settled as of June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Amounts due from XPO and its affiliates
Trade receivables(1)	$19	$9
Other current assets(2)	2	2
Other long-term assets(3)	14	53
Amounts due to XPO and its affiliates
Trade payables(4)	36	20
Other current liabilities(5)	4	11
Accrued expenses(6)	2	2
Loans payable(7)	437	486
(1)Primarily represents trade receivables generated from revenue with XPO.
(2)Primarily relates to interest receivable from loans receivable from XPO.
(3)Represents loans receivable from XPO.
(4)Represents trade payables due to XPO.
(5)Primarily relates to facility expense and taxes payable due to XPO.
(6)Represents accrued interest on loans due to XPO.
(7)Represents loans due to XPO. See Note 6—Debt for further information.

10. Subsequent Events
Notes offering
In preparation for the spin-off, in July 2021, we settled our related party debt obligations with XPO, and we completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”, and together with the 2026 Notes, the “Notes”).

The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and mature on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and mature on July 15, 2031.
The net proceeds from the sale of the Notes were used to fund a cash payment to XPO, to provide working capital and/or to pay fees, costs and expenses incurred in connection with the spin-off and related transactions.
Securitization amendment
In July 2021, we amended our existing trade receivables securitization program. The existing €400 million program is now comprised of two separate €200 million programs, one of which will continue to be available to us and one of which will be part of XPO following the spin-off. The new program expires in 2024.
UK pension transfer
In July 2021, responsibility for the assets and liabilities for the United Kingdom defined benefit pension plan was transferred from XPO to GXO. The plan will continue as a frozen plan that does not allow for new plan participants or additional benefit accruals. We provide the Trustees of the UK Defined Benefit pension plan a limited guarantee that expires no later than 2038.
Changes to legal entity structure and tax matters
In July and August 2021, we amended certain legal entity structures and transferred assets pursuant to a legal entity restructuring. As a result of these changes, we anticipate incurring one-time cash payments and non-cash tax benefits in the second half of 2021.
Distribution from XPO
On August 2, 2021, XPO completed the previously announced spin-off of GXO in a transaction intended to be tax free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. GXO is now a standalone publicly traded company, and, on August 2, 2021, regular-way trading of GXO’s common stock commenced on the NYSE under the ticker symbol “GXO.”
The spin-off was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a TSA, a TMA, an EMA and IPLA.
The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of GXO and XPO as part of the spin-off, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of GXO business with GXO and financial responsibility for the obligations and liabilities of XPO’s remaining business with XPO, (iii) the allocation among GXO and XPO of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the spin-off, and (iv) procedures governing the resolution of disputes, controversies or claims that may arise between GXO and XPO related to the separation or distribution.
Under the TSA, (i) XPO will provide GXO and certain of its affiliates, on an interim, transitional basis, various services and (ii) GXO will provide XPO and certain of its affiliates, on an interim, transitional basis, various services. The services to be provided will include, among others, treasury administration, employee benefits administration, information technology services, regulatory services, general administrative services and other support services. The services generally commenced on the date of the spin-off and will terminate no later than twelve months following the distribution date.
The TMA governs XPO’s and GXO’s rights, responsibilities and obligations with respect to tax matters; including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax, contests and other tax matters. GXO is generally responsible for federal, state and foreign income taxes (i) imposed on a separate return basis on GXO or any of its subsidiaries or (ii) imposed on a consolidated or combined return basis with respect to audit or other adjustments attributable to GXO or any of its subsidiaries, in each case, with respect to taxable periods, or portions thereof, that ended on or prior to the spin-off. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the spin-off transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on GXO during the two-year period following the spin-off that are intended to prevent the spin-off and certain related transactions from failing to qualify as transactions that are generally tax-free.
The EMA allocates assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the spin-off.
The IPLA will provide the parties with reciprocal, non-exclusive licenses under certain intellectual property rights transferred to GXO and certain intellectual property rights retained by XPO in order to provide the parties freedom to operate their respective businesses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the audited Combined Financial Statements and corresponding notes included in the Form 10 declared effective on July 21, 2021 (the “Form 10”). This MD&A contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements.
Business Overview
GXO Logistics, Inc. (“GXO”, the “Company” or “we”) is the largest pure-play contract logistics provider in the world and a foremost innovator in the logistics industry in North America and Europe. We provide high-value-add warehousing and distribution, order fulfillment, e-commerce and reverse logistics, and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. Our revenue is diversified across numerous verticals and customers, including many multinational corporations.
Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment inbound goods arrive at our logistics sites, through fulfillment and distribution and, in a growing number of cases, the management of returned products. Our customer base includes many blue-chip leaders in attractive sectors that demonstrate high growth or durable demand over time, with significant growth potential through customer outsourcing of logistics services.
We strive to provide all of our customers with consistently high levels of service and cutting-edge automation managed by our proprietary technology. We also collaborate with our largest customers on planning and forecasting, and provide assistance with network optimization, working with these customers to design or redesign their supply chains to meet specific goals, such as sustainability metrics. Our multidisciplinary, consultative approach has led to many of our key customer relationships extending for years and growing in scope.
The most dramatic growth in secular demand in recent years has been in e-commerce and related sectors, including omnichannel retail and other direct-to-consumer channels. As part of our growth strategy, we intend to develop additional business in consumer and other verticals where we already have deep expertise, prominent customer relationships and a strong track record of successful performance. We also intend to expand into new verticals by leveraging our capacity and technological strengths, and by marketing the benefits of our proprietary platform for warehouse operations. We use this technology to manage advanced automation, labor productivity, safety and the complex flow of goods within sophisticated logistics environments.
Our business model is asset-light and historically resilient in cycles, with high returns, strong free cash flow and visibility into revenue and earnings. The vast majority of our contracts with customers are multi-year agreements, and our facility lease arrangements generally align with contract length. Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover facility, technology and equipment costs, and may cover management costs, while the variable component is determined based on actual volumes and associated labor costs.
The Spin-Off
On August 2, 2021, XPO Logistics, Inc. (together with its subsidiaries, “XPO”) completed the previously announced spin-off of GXO in a transaction intended to be tax free for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. GXO is now a standalone publicly traded company, and, on August 2, 2021, regular-way trading of the common stock commenced on the New York Stock Exchange (the “NYSE”) under the ticker symbol “GXO.”
The spin-off was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”), a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”). See Note 10—Subsequent Events for additional details.
Impacts of COVID-19
As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry.
We believe the COVID-19 pandemic and associated impacts on economic activity had adverse effects on our results of operations and financial condition as of and for the three and six months ended June 30, 2020, and to a lesser extent for the three and six months ended June 30, 2021, as discussed below.
Due to the evolving nature of the COVID-19 pandemic, it remains difficult to predict the extent of the impact on our industry and our business in particular. Furthermore, the extent and pace of a recovery remains uncertain and may differ significantly among the countries in which we operate. Our results of operations may continue to be impacted by the pandemic throughout 2021.
We have incurred net incremental and direct costs related to COVID-19 to ensure that we meet the needs of our customers and employees; these include costs for personal protective equipment, site cleanings and enhanced employee benefits. The majority of our cost base is variable, and while we expect to continue to incur additional costs related to the pandemic, we also have the ability to continue to adjust our expenses to address significant changes in demand for our services, if necessary, as we did in 2020. These actions include reduced use of contractors, reduced employee hours, furloughs, layoffs and required use of paid time off, consistent with applicable regulations.
The totality of the actions we have taken during the pandemic, and continue to take, combined with the variable components of our cost structure, have mitigated the impact on our profitability relative to the impact on our revenue and volumes, while our strong liquidity and disciplined capital management enable us to continue to invest in key growth initiatives.
Basis of Presentation
The Condensed Combined Financial Statements of the Company were prepared on a standalone basis and have been derived from the consolidated financial statements and accounting records of XPO. Historically, separate financial statements have not been prepared for the Company, and it has not operated as a standalone business separate from XPO. The combined financial statements include certain assets and liabilities that have historically been held by XPO or by other XPO subsidiaries but are specifically identifiable or otherwise attributable to the Company. Significant intercompany balances and transactions between the operations of the GXO legal entities have been eliminated in the accompanying combined financial statements. All significant related party transactions between GXO and XPO have been included in these combined financial statements as components of XPO investment. We prepare our combined financial statements in accordance with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our combined financial statements and the accompanying notes. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions, particularly in light of the outbreak of a strain of coronavirus, COVID-19.
The Combined Balance Sheets include certain assets and liabilities directly attributable to GXO, and the Combined Statements of Operations include allocations of XPO costs and expenses, as described below.
XPO’s corporate function (“Corporate”) incurs a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. For purposes of the Condensed Combined Statements of Operations, an allocation of these expenses is included to burden all business units comprising XPO’s historical operations, including GXO. The charges reflected have either been specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded in Sales, general and administrative expense (“SG&A”) and Depreciation and amortization expense in the Condensed Combined Statements of Operations. We believe the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the Condensed Combined Financial Statements may not reflect the combined results of operations, financial position and cash flows had the Company been a standalone entity during the periods presented.
XPO investment represents XPO’s historical investment in GXO and includes the net effects of transactions with and allocations from XPO as well as GXO’s accumulated earnings. Certain transactions between GXO and XPO, including XPO’s non-GXO subsidiaries, have been included in these Condensed Combined Financial Statements, and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the cash settlement of these transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as XPO investment. The components of the net transfers to and from XPO include certain costs allocated from Corporate functions, income tax expense, certain cash receipts and payments made on behalf of GXO and general financing activities.
GXO has a single reportable segment.

Results of Operations

	Three Months Ended June 30,		Percent of Revenue		Six Months Ended June 30,		Percent of Revenue
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Revenue	$1,882	$1,405	100.0%	100.0%	$3,704	$2,845	100.0%	100.0%
Direct operating expense	1,554	1,185	82.6%	84.2%	3,074	2,388	83.0%	83.9%
Sales, general and administrative expense	177	168	9.4%	12.0%	348	310	9.4%	10.9%
Depreciation and amortization expense	95	87	5.0%	6.2%	174	163	4.7%	5.7%
Transaction and integration costs	35	25	1.9%	1.8%	53	42	1.4%	1.5%
Restructuring costs	(1)	25	(0.1)%	1.8%	3	25	0.1%	0.9%
Operating income (loss)	22	(85)	1.2%	(6.0)%	52	(83)	1.4%	(2.9)%
Other (income) expense	1	(1)	0.1%	(0.1)%	—	(2)	—%	(0.1)%
Interest expense	6	5	0.3%	0.4%	11	12	0.3%	0.4%
Income (loss) before income taxes	15	(89)	0.8%	(6.3)%	41	(93)	1.1%	(3.3)%
Income tax provision (benefit)	1	(24)	0.1%	(1.7)%	10	(18)	0.3%	(0.6)%
Net income (loss)	$14	$(65)	0.7%	(4.6)%	$31	$(75)	0.8%	(2.6)%
Three and Six Months Ended June 30, 2021 Compared with Three and Six Months Ended June 30, 2020
Revenue for the second quarter of 2021 increased 34.0% to $1.9 billion, compared with $1.4 billion for the same quarter in 2020. Revenue for the six months ended June 30, 2021 increased 30.2% to $3.7 billion, compared with $2.8 billion for the same period in 2020. For the three and six months ended June 30, 2021, the increase in revenue compared to the same prior-year periods primarily reflects the reduced impact of COVID-19 in 2021. For the three and six months ended June 30, 2021, our European operations reported growth of 49.1% and 43.8%, respectively, and our North American operations reported growth of 9.8% and 9.2%, respectively. Also impacting our revenue was the Kuehne + Nagel business we acquired in January 2021, which contributed approximately 17.5 and 15.5 percentage points, respectively, to revenue growth in our European operations and 10.7 and 9.4 percentage points, respectively, to our total revenue growth for the three and six months ended June 30, 2021 compared to the same prior-year periods. Foreign currency movement increased revenue by approximately 7.6 and 6.6 percentage points for the three and six months ended June 30, 2021, respectively.
Direct operating expenses are comprised of both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the second quarter of 2021 was $1.6 billion, or 82.6% of revenue, compared with $1.2 billion, or 84.2% of revenue, for the same quarter of 2020. Direct operating expense for the six months ended June 30, 2021 was $3.1 billion, or 83.0% of revenue, compared with $2.4 billion, or 83.9% of revenue, for the same prior-year period. For the three and six months ended June 30, 2021, direct operating expenses decreased by approximately 1.6% and 0.9%, respectively, as a percentage of revenue, reflecting significant lower COVID-19 related costs.
SG&A, including the allocated costs of XPO, primarily consists of salary and benefit costs for executive and certain administration functions, professional fees, facility costs other than those related to our logistics facilities, bad debt expense and legal costs. SG&A was $177 million for the second quarter of 2021, or 9.4% of revenue, compared with $168 million, or 12.0% of revenue, for the same quarter in 2020. SG&A was $348 million for the six months ended June 30, 2021, or 9.4% of revenue, compared with $310 million, or 10.9% of revenue, for the same prior year period. For the three and six months ended June 30, 2021, the decrease in SG&A as a percentage of revenue primarily reflects lower bad debt and overhead expenses.

Depreciation and amortization expense for the second quarter of 2021 was $95 million, compared with $87 million for the same quarter in 2020. Depreciation and amortization expense for the six months ended June 30, 2021 was $174 million, compared with $163 million for the same prior-year period. The increase was primarily due to the impact of prior capital investments associated with new contract startups. Depreciation and amortization expense included allocated corporate charges of $9 million and $7 million for the three months ended June 30, 2021 and 2020 and $14 million for both the six months ended June 30, 2021 and 2020. Depreciation and amortization expense included amortization of acquisition-related intangible assets of $14 million for the three months ended June 30, 2021 and 2020 and $28 million for the six months ended June 30, 2021 and 2020.
Transaction and integration costs for the three and six months ended June 30, 2021 are primarily related to costs related to the spin-off. For the three and six months ended June 30, 2020, transaction and integration costs are primarily related to XPO’s previous exploration of strategic alternatives.
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For the second quarter of 2021, we recorded a restructuring credit of $1 million and for the six months ended June 30, 2021, recorded $3 million of restructuring charges, primarily related to severance costs. Restructuring charges for the three and six months ended June 30, 2021 included an adjustment to a previously recognized liability. For further information on our restructuring actions, see Note 5—Restructuring Charges.
Other (income) expense primarily includes pension income and expense. We recorded expense of $1 million for the second quarter of 2021 and Other (income) expense was immaterial for the six months ended June 30, 2021. For the three and six months ended June 30, 2020, we recorded income of $1 million and $2 million, respectively.
Interest expense relates to our related-party debt obligations with XPO. Interest expense for the second quarter of 2021 was $6 million compared with $5 million for the same quarter in 2020. Interest expense for the six months ended June 30, 2021 was $11 million compared with $12 million for the same period in 2020.
Our effective income tax rate was 10.2% and 27.2% in the second quarter of 2021 and 2020, respectively, and 24.9% and 20.1% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates for the second quarter of 2021 and 2020 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The change in our effective tax rate for the second quarter of 2021 compared to the same quarter in 2020 was primarily driven by higher pre-tax book income which diluted the impact of contribution- and margin-based taxes. The effective tax rate for the six months ended June 30, 2021, was higher due to a reduction in pre-tax losses in certain jurisdictions for which no benefit can be recognized.
Liquidity and Capital Resources
Historically, our principal existing sources of cash are cash generated from operations and funding from XPO.
Treasury activities at XPO are generally centralized, while certain balances are managed locally, except as noted below. To the extent cash and cash equivalents are legally owned by GXO, they are reflected in the combined financial statements.
Our European subsidiaries use a centralized notional pooling approach to cash management and the financing of their operations. To the extent additional financing is required, XPO, including its affiliates, funds the European subsidiaries’ operating and investing activities. This arrangement is not reflective of the manner in which the Company would have financed its operations had it been a standalone business separate from XPO during the periods presented. All cash management accounts and transactions are reflected in the Combined Balance Sheets as cash and cash equivalents and in the Combined Statements of Cash Flows as operating activities. For our European subsidiaries, none of the cash and cash equivalents or debt at the corporate level has been assigned to the Company in the Combined Financial Statements. Under the notional pooling arrangements, since there is no immediate contractual obligation for us to cover any negative cash positions of these pooling arrangements related to other members, including other XPO affiliates, no obligation or guarantee to cover any such negative cash positions has been included in the Combined Balance Sheets.

We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Combined Statements of Cash Flows. We also sell certain European trade accounts receivable under a securitization program described below. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
XPO Logistics Europe SAS (“XPO Logistics Europe”), one of our wholly-owned subsidiaries, participates in a trade receivables securitization program co-arranged by three European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of XPO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of XPO Logistics Europe to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and has been presented within these combined financial statements based on our control of the entity’s activities.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Combined Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our current trade receivables securitization program also permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables, which we report within short-term debt on our Combined Balance Sheets. In addition to selling trade receivables which originate with GXO, the special purpose entity also purchases trade receivables from XPO and sells assets to the Purchasers. The trade receivables which have been purchased from XPO have been reflected within Other current assets in the Combined Balance Sheets, and the related cash flows have been reflected within Purchase and sale of affiliate trade receivables, net, within investing activities in the Combined Statements of Cash Flows. See Note 2—Basis of Presentation for additional information related to our receivables securitization secured borrowing program and these borrowings.
The maximum amount of net cash proceeds available at any one time under the current program, inclusive of any unsecured borrowings, is €400 million (approximately $474 million as of June 30, 2021). As of June 30, 2021, €59 million (approximately $70 million) was available under the program, subject to having sufficient receivables available to sell to the Purchasers.
In July 2021, we amended our existing trade receivables securitization program. The existing €400 million program is now comprised of two separate €200 million programs, one of which will continue to be available to us and one of which will be available only to XPO following the spin-off. The new program expires in 2024.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$474	$317	$902	$636
Cash consideration	474	317	902	636

Factoring programs
Receivables sold in period	100	176	200	422
Cash consideration	100	176	200	421

Revolving Credit Facility
In June 2021, in preparation for the spin-off, we entered into a five-year, unsecured, multi-currency revolving credit facility (the “Revolving Credit Facility”). Initially, the Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the Revolving Credit Facility will bear interest at a fluctuating rate equal to: (i) with respect to borrowings in dollars, at GXO’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on GXO’s credit ratings. The availability of the Revolving Credit Facility was subject to the spin-off occurring.
The covenants in the Revolving Credit Facility, which are customary for financings of this type, limit our ability to incur indebtedness and grant liens, among other restrictions. In addition, the Revolving Credit Facility requires us to maintain a consolidated leverage ratio below a specified maximum.
There was no amount outstanding under the Revolving Credit Facility as of June 30, 2021.
Financial Condition
The following table summarizes our asset and liability balances as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(In millions)	2021	2020
Total current assets	$1,963	$1,836
Total long-term assets	5,105	4,712
Total current liabilities	2,009	1,738
Total long-term liabilities	2,145	1,862
The increase in our assets and liabilities from December 31, 2020 to June 30, 2021 primarily reflects the impact of the Kuehne + Nagel business acquired in January 2021.

Cash Flow Activity
Our cash flows from operating, investing and financing activities, as reflected on our Condensed Combined Statements of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by operating activities	$146	$191
Net cash used in investing activities	(71)	(94)
Net cash provided by (used in) financing activities	(78)	34
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2)	$121
During the six months ended June 30, 2021, we: (i) generated cash from operating activities of $146 million and (ii) received net transfers from XPO of $116 million. We used cash during this period primarily to: (i) purchase the remaining non-controlling interest in XPO Logistics Europe that we did not own for $128 million; (ii) purchase property and equipment of $119 million and (iii) make payments on debt and finance leases of $56 million.
During the six months ended June 30, 2020, we: (i) generated cash from operating activities of $191 million; (ii) received net transfers from XPO of $44 million; and (iii) received net proceeds related to secured borrowing activity of $45 million. We used cash during this period primarily to: (i) purchase property and equipment of $102 million; and (ii) make payments on debt and finance leases of $71 million.
Cash flows from operating activities for the six months ended June 30, 2021 decreased by $45 million compared with 2020. The decrease reflects the impact of increased use of cash for working capital in 2021, partially offset by higher net income.
Investing activities used $71 million of cash for the six months ended June 30, 2021, compared with $94 million used for the same period of 2020. During the six months ended June 30, 2021, we used $119 million of cash to purchase property and equipment and received $12 million, net, in connection with the purchase and sale of affiliate trade receivables. During the same period in 2020, we used $102 million of cash to purchase property and equipment; received $6 million of cash from sales of property and equipment and received $2 million, net, in connection with the purchase and sale of affiliate trade receivables.
Financing activities used $78 million of cash for the six months ended June 30, 2021 and generated $34 million of cash for the same period in 2020. The primary uses of cash from financing activities for the six months ended June 30, 2021 were to purchase the remaining non-controlling interest in XPO Logistics Europe that we did not own for $128 million, $56 million used to repay debt and finance leases and $25 million from net borrowings related to our securitization program. The primary source of cash from financing activities for the six months ended June 30, 2021 was $116 million of net transfers from XPO. By comparison, the primary sources of cash from financing activities in the six months ended June 30, 2020 were $45 million of net proceeds related to secured borrowing activity and $44 million of net transfers from XPO. The primary uses of cash from financing activities in the six months ended June 30, 2020 were $71 million used to repay debt and finance leases.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of June 30, 2021, the Company’s future contractual obligations have not materially changed as compared with December 31, 2020, except for the principal amount of indebtedness incurred in connection with the spin-off of $800 million and associated interest payments of $17 million per year. See Note 10—Subsequent Events for additional details. We anticipate net capital expenditures to be between $225 million and $275 million in 2021, funded by cash on hand and available liquidity.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the combined financial statements for the year ended December 31, 2020 included in the Form 10. See Note 2—Basis of Presentation for information on the adoption of new accounting standards during 2021. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2020.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
Information related to new accounting standards is included in Note 2—Basis of Presentation to the Condensed Combined Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our long-term debt portfolio primarily consists of fixed-rate instruments complemented by a variable-rate revolving credit facility that can be drawn on from time to time. For any variable-rate debt, interest rate changes in the underlying index rates will impact future interest expense. Currently we do not hold any derivative contracts that hedge our interest rate risk, however we may consider entering into such contracts in the future.
Foreign Currency Exchange Risk
A significant proportion of our net assets and income are in non-U.S. dollar (“USD”) currencies, primarily the euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, a depreciation of the EUR or the GBP relative to the USD could have an adverse impact on our financial results.
We entered into cross-currency swap agreements to manage our foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated notes, including the interest payments, to fixed-rate, EUR-denominated debt.
We plan to use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of June 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2021 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8—Commitments and Contingencies to the Condensed Combined Financial Statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed under “Risk Factors” in the Form 10, except to note that the spin-off was completed on August 2, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1*
Separation and Distribution Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

3.1*
Amended and Restated Certificate of Incorporation of GXO Logistics, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

3.2*
Second Amended and Restated Bylaws of GXO Logistics, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

4.1
Indenture, dated as of July 2, 2021, among GXO Logistics, Inc. and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021).

4.2
First Supplemental Indenture, dated as of July 2,2021, among GXO logistics, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021).

4.3
Registration Rights Agreement, dated July 2, 2021, by and among GXO Logistics, Inc. Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities. (USA) Inc. and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.3 to the Company's Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021).

10.1*
Transition Services Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.2*
Tax Matters Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.3*
Employee Matters Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.4*
Intellectual Property License Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of July 30, 2021, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.5*+
GXO Logistics, Inc. 2021 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.6+
Form of Option Award Agreement under the GXO Logistics, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

10.7*+	GXO Logistics, Inc. Severance Plan, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.8*+
GXO Logistics, Inc. Cash Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.9+
Award Agreement under the XPO Logistics, Inc. Cash Long-Term Incentive Plan between XPO Logistics, Inc. and Malcolm Wilson, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

Exhibit Number	Description

10.10+
Award Agreement under the XPO Logistics, Inc. Cash Long-Term Incentive Plan between XPO Logistics, Inc. and Maryclaire Hammond dated as of January 15, 2020 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

10.11+
Offer Letter between XPO Logistics Europe and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

10.12 +
Service Agreement between XPO Supply Chain UK Limited and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

10.13+
Offer Letter between XPO Logistics, Inc. and Baris Oran, dated as of April 20, 2021 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

10.13+
Offer Letter between XPO Logistics Europe and Maryclaire Hammond, dated as of May 14, 2021(incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

10.14+
Service Agreement between XPO Supply Chain UK Limited and Maryclaire Hammond, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021).

10.15+
Pension Top Up Letter between XPO Logistics Europe and Maryclaire Hammond, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021).

10.16
Credit Agreement, dated as of June 23, 2021, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent and an Issuing Lender (incorporated by reference to Exhibit 10.13 to the Company's Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021).

10.17+
Service Agreement between XPO Supply Chain UK Limited and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.14 to the Company's Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 15, 2021).

10.18+
Pension Top Up Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.15 to the Company's Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 15, 2021).

10.19+
Offer Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.16 to the Company's Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 15, 2021).

10.20+
Award Agreement under the XPO Logistics, Inc. Cash Long-Term Incentive Plan between XPO Logistics, Inc. and Karlis Kirsis, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.17 to the Company's Amendment No. 5 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 19, 2021).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

Exhibit Number	Description

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GXO LOGISTICS, INC.

Date: August 9, 2021	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)

Date: August 9, 2021	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)