Form 10-Q
period 2021-09-30
GXO Logistics, Inc.
filed 2021-11-02
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 29, 2021, there were 114,642,842 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

GXO Logistics, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue	$1,974	$1,584	$5,678	$4,429
Direct operating expense	1,651	1,297	4,725	3,685
Sales, general and administrative expense	171	157	519	467
Depreciation and amortization expense	85	83	259	246
Transaction-related costs (credits)	29	(2)	82	40
Restructuring costs	2	—	5	25
Operating income (loss)	36	49	88	(34)
Other income	(11)	—	(11)	(2)
Interest expense	5	6	16	18
Income (loss) before income taxes	42	43	83	(50)
Income tax expense (benefit)	(31)	20	(21)	2
Net income (loss)	73	23	104	(52)
Net income attributable to noncontrolling interests	(1)	(5)	(7)	(7)
Net income (loss) attributable to GXO	$72	$18	$97	$(59)

Earnings per share data
Basic earnings (loss) per share	$0.63	$0.16	$0.84	$(0.51)
Diluted earnings (loss) per share	$0.62	$0.16	$0.84	$(0.51)

Common shares outstanding
Number of Basic shares outstanding	115	115	115	115
Number of Diluted shares outstanding	116	115	116	115
See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$73	$23	$104	$(52)

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(4), $(1), $(2) and $(4)	$(12)	$93	$(30)	$45
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $—, $(1) and $—	—	—	(1)	2
Other comprehensive income (loss)	(12)	93	(31)	47
Comprehensive income (loss)	$61	$116	$73	$(5)
Less: Comprehensive income attributable to noncontrolling interest	1	9	7	9
Comprehensive income (loss) attributable to GXO	$60	$107	$66	$(14)
See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share amounts)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$275	$328
Accounts receivable, net of allowances of $11 and $18, respectively	1,391	1,224
Other current assets	292	284
Total current assets	1,958	1,836
Long-term assets
Property and equipment, net of $1,077 and $922 in accumulated depreciation, respectively	851	770
Operating lease assets	1,790	1,434
Goodwill	2,042	2,063
Identifiable intangible assets, net of $408 and $373 in accumulated amortization, respectively	274	299
Other long-term assets	218	146
Total long-term assets	5,175	4,712
Total assets	$7,133	$6,548
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$496	$415
Accrued expenses	1,008	784
Short-term borrowings and obligations under finance leases	40	58
Short-term operating lease liabilities	432	332
Other current liabilities	269	149
Total current liabilities	2,245	1,738
Long-term liabilities
Long-term debt and obligations under finance leases	934	615
Deferred tax liability	56	54
Long-term operating lease liabilities	1,382	1,099
Other long-term liabilities	179	94
Total long-term liabilities	2,551	1,862
Commitments and contingencies
Equity
Common Stock, $0.01 par value, 300 shares authorized; 115 shares issued and outstanding	1	—
Preferred Stock, $0.01 par value, 10 shares authorized; — shares issued and outstanding	—	—
Additional paid-in capital	2,348	—
Retained earnings	70	—
XPO investment	—	2,765
Accumulated other comprehensive income (loss)	(123)	58
Total equity before noncontrolling interests	2,296	2,823
Noncontrolling interests	41	125
Total equity	2,337	2,948
Total liabilities and equity	$7,133	$6,548
See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2021	—	$—	$—	$—	$2,835	$39	$2,874	$40	$2,914
Net income	—	—	—	70	2	—	72	1	73
Other comprehensive income	—	—	—	—	—	(12)	(12)	—	(12)
Share-based compensation	—	—	4	—	—	—	4	—	4
Exercise and vesting of stock compensation awards	10	—	—	—	—	—	—	—	—
Net transfers to XPO, including separation adjustments	—	—	—	—	(492)	(150)	(642)	—	(642)
Issuance of common stock and reclassification of XPO investment	114,626	1	2,344	—	(2,345)	—	—	—	—
Balance as of September 30, 2021	114,636	$1	$2,348	$70	$—	$(123)	$2,296	$41	$2,337

	Common Stock		Additional Paid-In Capital	Retained Earnings	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2020	—	$—	$—	$—	$2,765	$58	$2,823	$125	$2,948
Net income	—	—	—	70	27	—	97	7	104
Other comprehensive income	—	—	—	—	—	(31)	(31)	—	(31)
Share-based compensation	—	—	4	—	—	—	4	—	4
Exercise and vesting of stock compensation awards	10	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(128)	(128)
Net transfers from (to) XPO, including separation adjustments	—	—	—	—	(447)	(150)	(597)	40	(557)
Issuance of common stock and reclassification of XPO investment	114,626	1	2,344	—	(2,345)	—	—	—	—
Other	—	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2021	114,636	$1	$2,348	$70	$—	$(123)	$2,296	$41	$2,337

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2020	—	$—	$—	$—	$2,621	$(110)	$2,511	$130	$2,641
Net income	—	—	—	—	18	—	18	5	23
Other comprehensive income	—	—	—	—	—	89	89	4	93
Purchase of noncontrolling interests	—	—	—	—	(1)	—	(1)	(20)	(21)
Net transfers from XPO	—	—	—	—	88	—	88	—	88
Balance as of September 30, 2020	—	$—	$—	$—	$2,726	$(21)	$2,705	$119	$2,824

	Common Stock		Additional Paid-In Capital	Retained Earnings	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interests	Non-controlling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2019	—	$—	$—	$—	$2,633	$(66)	$2,567	$130	$2,697
Net (loss) income	—	—	—	—	(59)	—	(59)	7	(52)
Other comprehensive income	—	—	—	—	—	45	45	2	47
Purchase of noncontrolling interests	—	—	—	—	(1)	—	(1)	(20)	(21)
Net transfers from XPO	—	—	—	—	153	—	153	—	153
Balance as of September 30, 2020	—	$—	$—	$—	$2,726	$(21)	$2,705	$119	$2,824
See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Operating activities
Net income (loss)	$104	$(52)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, amortization and net lease activity	259	246
Stock compensation expense	22	21
Deferred tax (benefit) expense	(47)	2
Other	(11)	5
Changes in assets and liabilities
Accounts receivable	(118)	4
Other assets	(129)	41
Accounts payable	(8)	(63)
Accrued expenses and other liabilities	179	141
Net cash provided by operating activities	251	345
Investing activities
Payment for purchases of property and equipment	(180)	(159)
Proceeds from sales of property and equipment	8	11
Purchase and sale of affiliate trade receivables, net	—	(15)
Other	32	—
Net cash used in investing activities	(140)	(163)
Financing activities
Proceeds from issuance of debt	794	—
Net proceeds (repayments) related to trade securitization program	(21)	17
Repayment of debt and finance leases	(64)	(85)
Purchase of noncontrolling interests	(128)	(21)
Net transfers from (to) XPO	(774)	112
Other	28	5
Net cash provided by (used in) financing activities	(165)	28
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(53)	209
Cash, cash equivalents, and restricted cash, beginning of period	328	200
Cash, cash equivalents, and restricted cash, end of period	$275	$409
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities, including $281 related to an acquisition in 2021	$792	$290
Leased assets obtained in exchange of new finance lease liabilities, including $23 related to an acquisition in 2021	39	62
Non-cash settlement of related party debt pursuant to the Separation	437	—
Cash paid for interest	20	24
Cash paid for income taxes	38	18
See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
GXO Logistics, Inc. (“GXO,” the “Company” or “we”) is the largest pure-play contract logistics provider in the world and a foremost innovator in the logistics industry. We provide high-value-add warehousing and distribution, order fulfillment and other supply chain services differentiated by our industry-leading ability to deliver technology-enabled, customized solutions. In addition, we are a major provider of reverse logistics, or returns management. We serve a broad range of ecommerce and retail customers across a range of industries, such as, consumer technology and manufacturing, food and beverage, consumer packaged goods and aerospace. We present our operations in the condensed consolidated financial statements as one reportable segment.
On August 2, 2021, XPO Logistics, Inc. (“XPO”) completed the previously announced spin-off of GXO (the “Separation”) in a transaction intended to be tax-free for U.S. federal income tax purposes, which was accomplished by the distribution of 100 percent of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. GXO is now a standalone publicly traded company. On August 2, 2021, regular-way trading of GXO’s common stock commenced on the New York Stock Exchange (“NYSE”) under the ticker symbol “GXO.”
The Separation was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a Transition Services Agreement (“TSA”), a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”) and an Intellectual Property License Agreement (“IPLA”). See Note 3—The Separation for additional details of the agreements executed in connection with the Separation.
2. Basis of Presentation
Prior to the Separation on August 2, 2021, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. The unaudited financial statements for all periods presented, including the historical results of the Company prior to August 2, 2021, are now referred to as “Condensed Consolidated Financial Statements,” and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete consolidated financial statements are not included herein.
Prior to the Separation on August 2, 2021, all the assets and liabilities were reflected on a historical cost basis, as immediately prior to the Separation all of the assets and liabilities presented were wholly owned by XPO and were generally transferred to the Company at a carry-over basis.
Prior to the Separation on August 2, 2021 the Condensed Consolidated Statements of Operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded in Sales, general and administrative expense (“SG&A”), Transaction-related costs and Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by GXO to XPO in the period in which the cost was recorded on the Condensed Consolidated Statements of Operations.

For periods ended on or prior to August 2, 2021, we were a member of the XPO consolidated group and our U.S. taxable income was included XPO’s consolidated U.S. federal income tax return as well as in tax returns filed by XPO with certain state and local taxing jurisdictions. Our foreign income tax returns are filed on a separate company basis. For periods ended prior to the Separation, our current and deferred income taxes have been computed and presented herein under the “separate return method” as if GXO were a separate tax paying entity.
Use of Estimates
We prepared estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions, particularly in light of the outbreak of a strain of coronavirus, COVID-19. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in GXO’s Registration Statement on Form 10.
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to enhance consistency and comparability among reporting entities. We adopted this standard on January 1, 2021 on a prospective basis. The adoption did not have a material effect on our condensed consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. We intend to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on our consolidated financial statements.
3. The Separation
The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts to be transferred, assumed and assigned to each of GXO and XPO as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of GXO’s business with GXO and financial responsibility for the obligations and liabilities of XPO’s remaining business with XPO, (iii) the allocation among GXO and XPO of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the Separation, and (iv) procedures governing the resolution of disputes, controversies or claims that may arise between GXO and XPO related to the Separation or distribution.
Under the TSA, (i) XPO will provide GXO and certain of its affiliates, on an interim, transitional basis, various services and (ii) GXO will provide XPO and certain of its affiliates, on an interim, transitional basis, various services. The services to be provided include, treasury administration, employee benefits administration, information technology services, regulatory services, general administrative services and other support services. The services generally commenced on the date of the Separation and will terminate no later than twelve months following the distribution date.

XPO and GXO entered into a TMA that governs the parties’ respective rights, responsibilities and obligations with respect to tax matters; including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters. GXO is generally responsible for federal, state and foreign income taxes (i) imposed on a separate return basis on GXO or any of its subsidiaries or (ii) imposed on a consolidated or combined return basis with respect to audit or other adjustments attributable to GXO or any of its subsidiaries, in each case, with respect to taxable periods, or portions thereof, that ended on or prior to the Separation. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on GXO during the two-year period following the Separation that are intended to prevent the Separation and certain related transactions from failing to qualify as transactions that are generally tax-free.
The EMA allocates assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the Separation.
The IPLA provides the parties with reciprocal, non-exclusive licenses under certain intellectual property rights transferred to GXO and certain intellectual property rights retained by XPO to provide the parties freedom to operate their respective businesses.
In connection with the Separation, GXO became the plan sponsor for the United Kingdom (“the U.K.”) defined benefit pension plan and these condensed consolidated financial statements reflect the periodic benefit costs and funded status of such plan. GXO recognized a net asset of £26 million ($36 million), reflecting the plan assets and projected benefit obligation. The Company uses December 31 as the year-end measurement date for this plan. See Note 10—Pension for further detail.
In connection with the Separation, all related party debt with our North American and European subsidiaries GXO was settled and are no longer reflected on the Condensed Consolidated Balance Sheet. In June 2021, we entered into a five-year, unsecured, multi-currency revolving credit facility (the “Revolving Credit Facility”). Initially, the Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. In July 2021, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”, and together with the 2026 Notes, the “Notes”).The net proceeds from the sale of the Notes were used to fund a cash payment to XPO of $794 million in connection with the Separation. See Note 8—Debt and Financing Arrangements for further detail.
In July 2021, in connection with the Separation, XPO’s existing trade receivable securitization program was amended; the previous €400 million program is now comprised of two separate €200 million programs, one of which remains with GXO and expires in July 2024. See Note 8—Debt and Financing Arrangements for details.
In August 2021, we amended certain legal entity structures and transferred assets pursuant to a legal entity restructuring plan. In connection with the restructuring, we intend to enter into certain agreements to license the right to use trademarks, trade names and other intellectual property related to the GXO brand to our non-U.S. affiliates. During the third quarter of 2021, the Company recorded a positive income tax adjustment of $42 million along with a corresponding increase to its net deferred tax assets. This one-time adjustment results from agreements by GXO’s non-U.S. affiliates to license the rights to use trademarks, trade names, and other intellectual property related to the GXO brand. Also in connection with legal entity restructuring, we expect a one-time cash tax payment of approximately $20 million payable in the fourth quarter.
4. Acquisitions
European Acquisition
In January 2021, we acquired the majority of Kuehne + Nagel’s contract logistics operations in the U.K., which generated annual revenues of approximately £450 million ($585 million) in 2020. The operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management. We have recorded preliminary estimates for the fair value of assets and liabilities assumed, including approximately $300 million of operating lease assets and operating lease liabilities. Pro forma results of operations for this acquisition have not been presented as it is not material to the condensed consolidated results of operations.
GXO Logistics Europe Purchase
Our historical results reflect a noncontrolling interest in GXO Logistics Europe SAS, previously XPO Logistics Europe SAS (“XPO Logistics Europe”). We acquired majority ownership of GXO Logistics Europe in 2015. In the third quarter of 2020, we purchased shareholders’ noncontrolling interests in GXO Logistics Europe for €17 million ($21 million). The portion of the purchased noncontrolling interest that is not attributable to GXO has been recorded as a transfer to the XPO investment account. In the second quarter of 2021, we completed the purchase of the remaining 3% of XPO Logistics Europe that we did not already own at a cost of €108 million ($128 million) and transferred €34 million ($40 million) to XPO. Following this transaction, we own all of the outstanding shares of GXO Logistics Europe.
5. Revenue Recognition
We generate revenue by providing contract logistics services for our customers, including warehousing and distribution, order fulfillment, reverse logistics, packaging and labeling, factory and aftermarket support and inventory management ranging from a few months to several years. The vast majority of our contracts with customers include one performance obligation. We generally recognize revenue over time as we perform the services in the contract because of the continuous transfer of control over the services we perform for our customer.
Disaggregation of Revenues
We disaggregate our revenue by geographic area. Our revenue disaggregated by geographical area, based on sales office location, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue
United Kingdom	$680	$402	$1,847	$1,069
United States	599	551	1,734	1,596
France	181	174	551	466
Netherlands	159	131	464	357
Spain	117	108	358	304
Other	238	218	724	637
Total	$1,974	$1,584	$5,678	$4,429
Our revenue can also be disaggregated by various verticals, reflecting our customers’ principal industry sector. Our revenue disaggregated by industry sector was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue
Ecommerce, omnichannel and consumer technology	$979	$800	$2,827	$2,179
Food and beverage	290	213	795	616
Consumer packaged goods	240	198	694	538
Other	465	373	1,362	1,096
Total	$1,974	$1,584	$5,678	$4,429

Contract Assets and Liabilities
Contract assets include costs we have incurred and capitalized in conjunction with customer contracts, which are primarily amortized to Direct operating expense on our Condensed Consolidated Statements of Operations over the contract term. As of September 30, 2021 and December 31, 2020, the Company had contract assets of $145 million and $66 million, respectively, recorded primarily within Other long-term assets on our Condensed Consolidated Balance Sheets. Contract assets primarily increased due to new contracts during the nine months ended September 30, 2021.
Contract liabilities include advance payments and billings in excess of revenue recognized. The activity for our contract liabilities, which is recorded within Other current liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheets, was as follows:

(In millions)
Balance as of December 31, 2020	$97
Revenue recognized	(90)
Unearned revenue(1)	210
Foreign exchange and other	(6)
Balance as of September 30, 2021	$211
(1)Includes $82 million related to the Kuehne + Nagel acquisition. See Note 4—Acquisitions for further detail.
Remaining Performance Obligations
Remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, we omit obligations that have original expected durations of one year or less or contain variable consideration. On September 30, 2021, the fixed consideration component of our remaining performance obligations was approximately $2.1 billion, and we expect to recognize approximately 67% of that amount over the next three years and the remainder thereafter. We estimate remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.
6. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of operating lease assets, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

(In millions)
Balance as of December 31, 2020	$20
Charges incurred(1)	5
Payments	(11)
Foreign exchange and other	(10)
Balance as of September 30, 2021	$4
(1)Charges incurred are net of adjustments to previously recognized liabilities.
We expect the remaining restructuring liability at September 30, 2021, which primarily relates to severance, to be substantially paid within the next twelve months.

7. Leases
We determine if an arrangement is a lease at inception. For leases with terms greater than 12 months, we recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. For most of our leases, the implicit rate cannot be readily determined and, as a result, we use the incremental borrowing rates at commencement date to determine the present value of future lease payments.
We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments based on an index) from our initial measurement of the lease liability. We account for lease and non-lease components within a contract as a single lease component for our real estate leases.
Supplemental balance sheet information related to leases was as follows:

(In millions)	September 30, 2021	December 31, 2020
Operating leases:
Operating lease assets(1)	$1,790	$1,434

Short-term operating lease liabilities	$432	$332
Operating lease liabilities	1,382	1,099
Total operating lease liabilities(2)	$1,814	$1,431

Finance leases:
Property and equipment, gross	$234	$199
Accumulated depreciation	(71)	(49)
Property and equipment, net(3)	$163	$150

Short-term borrowings and current maturities of long-term debt	$34	$31
Long-term debt	140	127
Total finance lease liabilities(3)	$174	$158
(1)Includes $267 million related to the Kuehne + Nagel acquisition in 2021. See Note 4—Acquisitions for further detail.
(2)Includes $257 million related to the Kuehne + Nagel acquisition in 2021. See Note 4—Acquisitions for further detail.
(3)Includes $20 million related to the Kuehne + Nagel acquisition in 2021. See Note 4—Acquisitions for further detail.

The components of our lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Operating lease cost	$161	$137	$490	$392
Short-term lease cost	20	13	57	38
Variable lease cost	18	17	55	48
Total operating lease cost	$199	$167	$602	$478
Finance lease cost:
Amortization of leased assets	$8	$10	$25	$18
Interest on lease liabilities	2	1	4	3
Total finance lease cost	$10	$11	$29	$21
Total lease cost	$209	$178	$631	$499

8. Debt and Financing Arrangements
The following table summarizes the carrying value of our debt:

(In millions)	September 30, 2021	December 31, 2020
1.65% Unsecured notes due 2026(1)	$396	$—
2.65% Unsecured notes due 2031(2)	396	—
Finance leases and other	177	161
Borrowings related to trade securitization program	5	26
Related-party debt	—	486
Total debt	974	673
Short-term borrowings and obligations under finance leases	40	58
Total long-term debt	$934	$615
(1)The carrying value of the 1.65% Notes due 2026 is presented net of unamortized debt issuance cost and discount of $3.6 million as of September 30, 2021.
(2)The carrying value of the 2.65% Notes due 2031 is presented net of unamortized debt issuance cost and discount of $3.9 million as of September 30, 2021.
Unsecured Notes
In July 2021, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of the 2026 Notes and the 2031 Notes.
The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2031.
In the third quarter, we recognized $8 million of debt discounts and issuance costs that were recorded as a direct reduction to the related debt instrument and will be amortized to interest expense over the life of the Notes.
At September 30, 2021, the Company was in compliance with the covenants of the indenture governing the Notes.
Related-Party Debt
In connection with the Separation, all related-party debt between the North American and European subsidiaries of GXO and XPO was settled and is no longer reflected on the Condensed Consolidated Balance Sheet. As of December 31, 2020, the Company had outstanding loan payables to XPO of $486 million.
Revolving Credit Facility
In June 2021, we entered into a five-year Revolving Credit Facility. Initially, the Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the Revolving Credit Facility will bear interest at a fluctuating rate equal to: (i) with respect to borrowings in dollars, at GXO’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate and, (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on GXO’s credit ratings. The availability of the Revolving Credit Facility was subject to the Separation occurring.
The covenants in the Revolving Credit Facility, which are customary for financings of this type, limit our ability to incur indebtedness and grant liens, among other restrictions. In addition, the Revolving Credit Facility requires us to maintain a consolidated leverage ratio below a specified maximum.
There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2021.

Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We also sell certain European trade accounts receivable under a securitization program that contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. We use trade receivables securitization and factoring programs to help manage our cash flows.
Under the securitization program, one of our wholly owned subsidiaries, GXO Logistics Europe, participates in a trade receivables securitization program co-arranged by two European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of GXO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of GXO Logistics Europe to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and has been presented within these condensed consolidated financial statements based on our control of the entity’s activities.
In July 2021, in connection with the Separation, XPO’s existing trade receivable securitization program was amended; the previous €400 million ($460 million) program is now comprised of two separate €200 million ($230 million) programs, one of which remains with GXO and expires July 2024. As of July 2021, GXO’s special purpose entity no longer purchases trade receivables from XPO. As of December 31, 2020, current assets include trade receivables purchased from XPO in connection with our trade receivables securitization program of $105 million. The trade receivables that had been purchased from XPO prior to the Separation have been reflected within Other current assets in the Condensed Consolidated Balance Sheets.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables which are included in short-term debt on our Condensed Consolidated Balance Sheets until they are repaid in the following month’s settlement.
Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$418	$395	$1,320	$1,031
Cash consideration	418	395	1,320	1,031

Factoring programs
Receivables sold in period	132	96	331	518
Cash consideration	132	96	331	517

9. Fair Value Measurements and Financial Instruments
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
Assets and liabilities
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2021 and December 31, 2020 due to their short-term nature and/or being receivable or payable on demand.
Debt
The fair value of debt as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026(1)	$397	$396	$—	$—
2.65% Unsecured notes due 2031(1)	397	396	—	—
Related-party debt (2)	—	—	486	486
(1)The fair value was estimated using market pricing for identical liabilities that are observable for substantially the full term of the liability and would be considered Level 2 in the fair value hierarchy.
(2)The fair value of the related-party debt is classified as a Level 3 within the fair value hierarchy. All related party loans were settled in connection with the Separation.
Financial Instruments
Prior to the Separation, XPO managed our exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. In connection with the Separation, XPO novated certain cross-currency swaps and options to GXO. As a result, GXO recorded $28 million, net of tax, in accumulated other comprehensive loss. Following the Separation, we directly manage our exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. We use derivative instruments to manage the volatility related to these exposures. The objective of these derivative instruments is to reduce fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. These financial instruments are not used for trading or other speculative purposes. GXO does not expect to incur any losses as a result of counterparty default.

Derivatives
The company presents the fair value of its derivative assets and liabilities on a gross basis. The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2021
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Liabilities:
Cross-currency swap agreements	$328	Other current liabilities	$9
Cross-currency swap agreements	165	Other long-term liabilities	7
Derivatives not designated as hedges
Assets:
Foreign currency option contracts	$106	Other current assets	$2
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves. There were no derivative instruments on the Company’s Condensed Consolidated Financial Statements as of December 31, 2020.
The effect of derivative instruments designated as hedges on our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30, 2021
(In millions)	Gain (loss) on Derivatives Recognized in OCI	Gain (loss) Reclassified from AOCI into Net Income (Loss)	Gain (loss) Recognized in Net Income (Loss) on Derivatives
Derivatives designated as net investment hedges
Cross-currency swap agreements(1)	$11	$1	$1
Total	$11	$1	$1
(1)Includes gains and losses for transactions occurring after the Separation.

	Nine Months Ended September 30, 2021
(In millions)	Gain (loss) on Derivatives Recognized in OCI	Gain (loss) Reclassified from AOCI into Net Income (Loss)	Gain (loss) Recognized in Net Income (Loss) on Derivatives
Derivatives designated as net investment hedges
Cross-currency swap agreements(1)	$11	$1	$1
Total	$11	$1	$1
(1)Includes gains and losses for transactions occurring after the Separation.
The pre-tax gain (loss) recognized in earnings for foreign currency option and forward contracts not designated as hedging instruments was a gain of $1 million for the three and nine months ended September 30, 2021, respectively. These amounts are recorded in Other income on our Condensed Consolidated Statements of Operations.
Cross-Currency Swap Agreements
We enter into cross-currency swap agreements to manage the foreign currency exchange risk related to our international operations by effectively converting our fixed-rate USD-denominated debt, including the associated interest payments, to fixed-rate, Euro-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt.
During the term of the swap contracts, we will receive interest, either on a quarterly or semi-annual basis, from the counterparties based on USD fixed interest rates, and we will pay interest, also on a quarterly or semi-annual basis, to the counterparties based on Euro fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2026.
We designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. We apply the critical terms match method of assessing the effectiveness of our net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in Accumulated other comprehensive income (“AOCI”). The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities on our Condensed Consolidated Statements of Cash Flows.
Foreign Currency Options
We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the Euro or the British pound sterling as their functional currency. The foreign currency option contracts were not designated as qualifying hedging instruments as of September 30, 2021. The contracts are used to manage our exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Other income on our Condensed Consolidated Statements of Operations. Cash flows related to the foreign currency contracts are included in Investing activities on our Condensed Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.
10. Pension
Prior to the Separation, GXO participated in XPO’s defined pension plan for eligible employees in the U.K., which did not allow for new plan participants or additional benefit accruals. The defined benefit pension plan was historically measured based on the present value of projected future benefit payments for all participants for services rendered to date. The projected benefit obligation is a measure of benefits attributed to service to date, assuming that the plan continues in effect and that estimated future events (including turnover and mortality) occur. The funded status of the defined benefit pension plans was calculated as the difference between the projected benefit obligation and the fair value of plan assets.
In connection with the Separation, GXO became the plan sponsor for the defined benefit pension plan and these condensed consolidated financial statements reflect the periodic benefit costs and funded status of the plan. In connection with the Separation, GXO recognized a net asset of £26 million ($36 million), reflecting the plan assets and projected benefit obligation and accumulated other comprehensive loss of £60 million ($82 million). This was comprised of £1.0 billion ($1.4 billion) of plan assets and £1.0 billion ($1.4 billion) of projected obligations associated with the plan. The majority of the plan assets transferred to GXO are fixed income securities including government bonds and debt instruments which are primarily classified as Level 2 in the fair value hierarchy. There are no unfunded commitments or redemption restrictions related to these investments.
The net periodic benefit cost is recorded within Other income on the Condensed Consolidated Statement of Operations and consisted of £7 million ($10 million) for the three and nine months ended September 30, 2021. Contributions to the pension plan are not expected to be material in the fourth quarter of 2021.

11. Earnings per Share
Prior to the Separation, GXO employees participated in XPO's equity incentive plan, pursuant to which they were granted restricted stock units, performance-based restricted stock units and non-qualified or incentive stock options. All awards granted under these plans related to XPO common shares. Upon the Separation, outstanding awards held by GXO employees were converted in accordance with the EMA. Depending on whether the awards held on the Separation date were in an unvested or vested status, GXO employees either received converted awards solely in GXO based shares (unvested status) or a combination of GXO and XPO shares (vested status). The conversion methodology used was calculated in accordance with the EMA and with the purpose of maintaining the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation.
On August 2, 2021, the date of the Separation, 114,626,250 shares of common stock of GXO were distributed to XPO shareholders of record as of the record date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of GXO outstanding prior to the Separation. For periods subsequent to the Separation, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, when the effect of the potential exercise would be anti-dilutive. Stock options and restricted stock units of 1.2 million were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2021 because their inclusion would have been anti-dilutive.
The computations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to common shares	$72	$18	$97	$(59)

Basic weighted-average common shares	115	115	115	115
Diluted effect of stock-based awards and warrants	1	—	1	—
Diluted weighted-average common shares	116	115	116	115

Basic earnings (loss) per share	$0.63	$0.16	$0.84	$(0.51)
Diluted earnings (loss) per share	$0.62	$0.16	$0.84	$(0.51)
12. Related Party
Prior to the Separation, the Company did not operate as a standalone business and the consolidated financial statements were derived from the consolidated financial statements and accounting records of XPO. Transactions between the Company and XPO, and other non-GXO subsidiaries of XPO, that occurred prior to the Separation have been classified as related-party transactions. Transactions that originated with XPO prior to the Separation were cash settled or forgiven as of August 2, 2021. For amounts that were forgiven, the amounts have been recorded as an adjustment to XPO Investment.
Allocation of General Corporate Expenses
The Condensed Consolidated Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by XPO that were charged directly to the Company prior to the Separation. In addition, for purposes of preparing these condensed consolidated financial statements, a portion of XPO’s total corporate expenses was allocated to the Company. See Note 2—Basis of Presentation for a discussion of the methodology used to allocate such costs for purposes of preparing these condensed consolidated financial statements.

Costs of $28 million and $185 million for the three and nine months ended September 30, 2021, respectively, and costs of $47 million and $173 million for the three and nine months ended September 30, 2020, respectively, have been reflected in SG&A, Transaction-related costs and Depreciation and amortization in our Condensed Consolidated Statements of Operations for our allocated share of XPO’s corporate overhead. These amounts may not reflect the costs GXO would have incurred had the Company been a standalone entity during the periods presented.
Transactions with XPO and its non-GXO Subsidiaries
Revenue and costs generated from related parties for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue	$1	$2	$8	$8
Costs	16	31	80	84
Balances with XPO and its non-GXO Subsidiaries
In connection with the Separation, GXO related-party amounts on our Condensed Consolidated Balance Sheets were cash settled or forgiven as of August 2, 2021. Assets and liabilities on the Condensed Consolidated Balance Sheets included the following related-party amounts as of December 31, 2020:

(In millions)	December 31, 2020
Amounts due from XPO and its affiliates
Trade receivables(1)	$9
Other current assets(2)	2
Other long-term assets(3)	53
Amounts due to XPO and its affiliates
Trade payables(4)	20
Other current liabilities(5)	11
Accrued expenses(6)	2
Loans payable(7)	486
(1)Primarily represents trade receivables generated from revenue with XPO.
(2)Primarily relates to interest receivable from loans receivable from XPO.
(3)Represents loans receivable from XPO.
(4)Represents trade payables due to XPO.
(5)Primarily relates to facility expense and taxes payable due to XPO.
(6)Represents accrued interest on loans due to XPO.
(7)Represents loans due to XPO. See Note 8—Debt and Financing Arrangements for further information.

13. Commitments and Contingencies
We are involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of our business. These proceedings may include personal injury claims arising from the transportation and handling of goods, contractual disputes and employment-related claims, including alleged violations of wage and hour laws.
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
We carry liability and excess umbrella insurance policies that are deemed sufficient to cover potential legal claims arising in the normal course of conducting our operations. In the event we are required to satisfy a legal claim outside the scope of the coverage provided by insurance, our financial condition, results of operations or cash flows could be negatively impacted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “target” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited Combined Financial Statements and corresponding notes included in the Form 10 declared effective on July 21, 2021 (the “Form 10”).
Business Overview
GXO Logistics, Inc. (“GXO”, the “Company” or “we”) is the largest pure-play contract logistics provider in the world and a foremost innovator in the logistics industry. We provide high-value-add warehousing and distribution, order fulfillment, ecommerce, reverse logistics, and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. Our revenue is diversified across numerous verticals and customers, including many multinational corporations.
Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment inbound goods arrive at our logistics sites, through fulfillment and distribution and, in an increasing number of cases, the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth or durable demand over time, with significant growth potential through customer outsourcing of logistics services.
We strive to provide all of our customers with consistently high levels of service and cutting-edge automation driven by our proprietary technology. We also collaborate with our largest customers on planning and forecasting, and provide assistance with network optimization, working with these customers to design or redesign their supply chains to meet specific goals, such as sustainability metrics. Our multidisciplinary, consultative approach has fostered many long-term, expanding relationships with key customers.
The most dramatic growth in secular demand for our services in recent years has been in ecommerce and related sectors, including omnichannel retail and other direct-to-consumer channels. As part of our growth strategy, we intend to develop additional business in consumer and other verticals where we already have deep expertise, prominent customer relationships and a strong track record of successful performance. We also intend to expand into new verticals by leveraging our capacity and technological strengths, and by marketing the benefits of our proprietary platform for warehouse operations. We use this technology to manage advanced automation, labor productivity, safety and the complex flow of goods within sophisticated logistics environments.

Our business model is historically asset-light and resilient in down cycles, with high returns, strong free cash flow and visibility into revenue and earnings. The vast majority of our contracts with customers are multi-year agreements, and our facility lease arrangements generally align with contract length. Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover facility, technology and equipment costs, and may cover management costs, while the variable component is based on actual volumes and associated labor costs.
The Separation
On August 2, 2021, XPO Logistics, Inc. (“XPO”) completed the previously announced spin-off of GXO (the “Separation”) in a transaction intended to be tax-free for U.S. federal income tax purposes, which was accomplished by the distribution of 100 percent of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. GXO is now a standalone publicly traded company. On August 2, 2021, regular-way trading of GXO’s common stock commenced on the New York Stock Exchange (“NYSE”) under the ticker symbol “GXO.”
The Separation was completed pursuant to the Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a Transition Services Agreement (“TSA”), a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”) and an Intellectual Property License Agreement (“IPLA”). See Note 3—The Separation for additional details of the agreements executed in connection with the Separation.
Impacts of COVID-19
As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 affected, and may continue to affect, economic activity broadly and customer sectors served by our industry.
Our operating results and cash flows fluctuated as a result of changes due to the COVID-19 pandemic and the seasonality of our business during the three and nine months ended September 30, 2020, and to a lesser extent for the three and nine months ended September 30, 2021, as discussed below. Future operating results and cash flows may fluctuate due to these and other factors beyond our control, which may include the cost and availability of labor, the timely procurement of equipment, the impact of product component shortages for our customers, foreign exchange rate fluctuations, changes in government regulations, and economic changes in our operating regions. While we generally are able to pass cost increases through to our customers, inflation may affect our operating results and cash flows. The timing of these pass-through costs can vary and lag.
The totality of the actions we have taken, and continue to take, during the pandemic combined with the variable components of our cost structure, have mitigated the impact on our profitability relative to the impact on our revenue and volumes while our strong liquidity and disciplined capital management enable us to continue to invest in key growth initiatives.
However, due to the evolving nature of the COVID-19 pandemic and the efficacy and distribution of the vaccines, the extent of the impact of the pandemic on our industry and our business in particular remain difficult to predict. Furthermore, the extent and pace of a recovery remain uncertain and may differ significantly among the countries in which we operate. Our results of operations may continue to be impacted by the pandemic throughout 2021 and 2022.

Basis of Presentation
Prior to the Separation on August 2, 2021, our historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. The unaudited financial statements for all periods presented, including the historical results of the Company prior to August 2, 2021, are now referred to as “Condensed Consolidated Financial Statements,” and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete consolidated financial statements are not included herein.
Prior to the Separation on August 2, 2021, all the assets and liabilities were reflected on a historical cost basis, as immediately prior to the Separation all of the assets and liabilities presented were wholly owned by XPO and were generally transferred to the Company at a carry-over basis.
Prior to the Separation on August 2, 2021 the Condensed Consolidated Statements of Operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded in Sales, general and administrative expense (“SG&A”), Transaction-related costs and Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by GXO to XPO in the period in which the cost was recorded on the Condensed Consolidated Statements of Operations.
For periods ended on or prior to August 2, 2021, we were a member of the XPO consolidated group and our U.S. taxable income was included XPO’s consolidated U.S. federal income tax return as well as in tax returns filed by XPO with certain state and local taxing jurisdictions. Our foreign income tax returns are filed on a separate company basis. For periods ended prior to the Separation, our current and deferred income taxes have been computed and presented herein under the “separate return method” as if GXO were a separate tax paying entity.
GXO has a single reportable segment.
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue	$1,974	$1,584	$5,678	$4,429
Direct operating expense	1,651	1,297	4,725	3,685
Sales, general and administrative expense	171	157	519	467
Depreciation and amortization expense	85	83	259	246
Transaction and integration costs	29	(2)	82	40
Restructuring costs	2	—	5	25
Operating income (loss)	36	49	88	(34)
Other income	(11)	—	(11)	(2)
Interest expense	5	6	16	18
Income (loss) before income taxes	42	43	83	(50)
Income tax expense (benefit)	(31)	20	(21)	2
Net income (loss)	$73	$23	$104	$(52)

Revenue for the three months ended September 30, 2021 increased 24.6% to $2.0 billion, compared with $1.6 billion for the same period in 2020. Revenue for the nine months ended September 30, 2021 increased 28.2% to $5.7 billion, compared with $4.4 billion for the same period in 2020. For the three and nine months ended September 30, 2021, the increase in revenue compared to the same prior-year periods primarily reflects the reduced impact of COVID-19 in 2021. For the three and nine months ended September 30, 2021, our European operations reported growth of 34.1% and 40.2%, respectively, and our North American operations reported growth of 8.5% and 9.0%, respectively. Also impacting our revenue was the Kuehne + Nagel business we acquired in January 2021, which contributed approximately 16.3 and 15.8 percentage points, respectively, to revenue growth in our European operations and 10.3 and 9.7 percentage points, respectively, to our total revenue growth for the three and nine months ended September 30, 2021 compared to the same prior-year periods. Foreign currency movement increased revenue by approximately 2.2 and 5.1 percentage points for the three and nine months ended September 30, 2021, respectively.
Direct operating expenses are comprised of both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the three months ended September 30, 2021 was $1.7 billion, or 83.6% of revenue, compared with $1.3 billion, or 81.8% of revenue, for the same period in 2020. For the three months ended September 30, 2021, direct operating expenses increased by approximately 1.8% due to higher personnel and temporary labor expense. Direct operating expense for the nine months ended September 30, 2021 was $4.7 billion, or 83.2% of revenue, compared with $3.7 billion, or 83.2% of revenue. For the nine months ended September 30, 2021, direct operating expense as a percentage of revenue remained flat with the prior year period.
SG&A, including the allocated costs of XPO, primarily consists of salary and benefit costs for executive and certain administration functions, professional fees, facility costs other than those related to our logistics facilities, bad debt expense and legal costs. SG&A for the three months ended September 30, 2021 was $171 million, or 8.7% of revenue, compared with $157 million, or 9.9% of revenue, for the same period in 2020. SG&A for the nine months ended September 30, 2021 was $519 million, or 9.1% of revenue, compared with $467 million, or 10.5% of revenue, for the same prior-year period. For the three and nine months ended September 30, 2021, SG&A as a percentage of revenue benefited from the significant year-over-year increase in revenue as well as lower allocated costs from XPO.
Depreciation and amortization expense for the three months ended September 30, 2021 was $85 million, compared with $83 million for the same prior-year period. Depreciation and amortization expense for the nine months ended September 30, 2021 was $259 million, compared with $246 million for the same prior-year period. The increase was primarily due to the impact of prior capital investments associated with new contract startups. Depreciation and amortization expense included allocated corporate charges of $1 million and $7 million for the three months ended September 30, 2021 and 2020 and $15 million and $21 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense included amortization of acquisition-related intangible assets of $16 million and $15 million for the three months ended September 30, 2021 and 2020, respectively, and $44 million and $43 million for the nine months ended September 30, 2021 and 2020, respectively.
Transaction and integration costs for the three and nine months ended September 30, 2021 was $29 million and $82 million, respectively, are primarily related to costs related to the Separation. For the three and nine months ended September 30, 2020, transaction and integration costs are primarily related to costs allocated by XPO related to XPO’s exploration of strategic alternatives in 2020.
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For the three and nine months ended September 30, 2021, we recorded restructuring charges of $2 million and $5 million, respectively, primarily related to severance costs. For the three and nine months ended September 30, 2020, we recorded restructuring charges of $5 million and $25 million, respectively, primarily related to severance costs. Restructuring charges for the three and nine months ended September 30, 2021 included an adjustment to a previously recognized liability. For further information on our restructuring actions, see Note 6—Restructuring Charges.

Other income primarily includes pension income. In connection with the Separation, GXO became the plan sponsor for the U.K. defined benefit pension plan. See Note 10—Pension for further information. We recorded income of $11 million for the three and nine months ended September 30, 2021. Other income was immaterial for the three months ended September 30, 2020 and was $2 million for the nine months ended September 30, 2020.
Interest expense primarily relates to the Notes issued during the third quarter of 2021 and our related-party debt obligations with XPO prior to the Separation. Interest expense for the three months ended September 30, 2021 was $5 million compared with $6 million for the same period in 2020. Interest expense for the nine months ended September 30, 2021 was $16 million compared with $18 million for the same period in 2020.
Our effective tax rate for the three months ended September 30, 2021 and 2020 was (72.5)% and 49.0%, respectively, and (24.8)% and (5.0)% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates for the third quarter of 2021 and 2020 were determined using an estimate of our annual effective tax rate, adjusted for discrete items that occurred within the periods presented. The changes in the effective tax rates for the three months ended September 30, 2021 compared with the same periods in 2020 were driven by a decrease in pre-tax losses in certain jurisdictions for which no benefit can be recognized and a discrete tax benefit of $42 million from the initial recognition of a deferred tax asset in connection with the Separation.
Liquidity and Capital Resources
Prior to the Separation on August 2, 2021, the Company participated in XPO’s centralized treasury model, which included its cash pooling and other intercompany financing arrangements. We have historically generated, and expect to continue to generate, positive cash flow from operations.
Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our Revolving Credit Facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions. The timing and magnitude of our start ups can vary and may positively or negatively impact our cash flows.
We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Revolving Credit Facility
In June 2021, we entered into a five-year,unsecured, multi-currency revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit.
There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2021.
Unsecured Notes
In July 2021, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”, and together with the 2026 Notes, the “Notes”).
The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and mature on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and mature on July 15, 2031.
At September 30, 2021, the Company was in compliance with the covenants of the indenture governing the Notes.

Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We also sell certain European trade accounts receivable under a securitization program that contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. We use trade receivables securitization and factoring programs to help manage our cash flows.
Under the securitization program, one of our wholly owned subsidiaries, GXO Logistics Europe, participates in a trade receivables securitization program co-arranged by two European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of GXO Logistics Europe sells trade receivables that originate with wholly-owned subsidiaries of GXO Logistics Europe to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and has been presented within these condensed consolidated financial statements based on our control of the entity’s activities.
In July 2021, in connection with the Separation, XPO’s existing trade receivable securitization program was amended; the previous €400 million ($460 million) program is now comprised of two separate €200 million ($230 million) programs, one of which remains with GXO and expires July 2024. As of July 2021, GXO’s special purpose entity no longer purchases trade receivables from XPO. As of December 31, 2020, current assets include trade receivables purchased from XPO in connection with our trade receivables securitization program of $105 million. The trade receivables that had been purchased from XPO prior to the Separation have been reflected within Other current assets in the Condensed Consolidated Balance Sheets.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Condensed Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, our continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. Our trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables which are included in short-term debt on our Condensed Consolidated Balance Sheets until they are repaid in the following month’s settlement.
Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Securitization programs
Receivables sold in period	$418	$395	$1,320	$1,031
Cash consideration	418	395	1,320	1,031

Factoring programs
Receivables sold in period	132	96	331	518
Cash consideration	132	96	331	517

Financial Condition
The following table summarizes our asset and liability balances as of September 30, 2021 and December 31, 2020:

(In millions)	September 30, 2021	December 31, 2020
Total current assets	$1,958	$1,836
Total long-term assets	5,175	4,712
Total current liabilities	2,245	1,738
Total long-term liabilities	2,551	1,862
The increase in our assets and liabilities from December 31, 2020 to September 30, 2021 primarily reflects the impact of the Kuehne + Nagel business acquired in January 2021. Total long-term assets also reflects an increase in start-up costs and operating lease assets associated with our new contracts. Total long-term liabilities also reflects the settlement of related-party notes and issuance of the Notes during the third quarter.
Cash Flow Activity
Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by operating activities	$251	$345
Net cash used in investing activities	(140)	(163)
Net cash provided by (used in) financing activities	(165)	28
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(53)	$209
Operating Activities
Cash flows from operating activities for the nine months ended September 30, 2021 decreased by $94 million compared with 2020. This reflects the impact of increased use of cash for working capital in 2021, partially offset by higher net income.
Investing Activities
Investing activities used $140 million of cash for the nine months ended September 30, 2021, compared with $163 million used for the same period of 2020. During the nine months ended September 30, 2021, we used $180 million of cash to purchase property and equipment; and received $8 million of cash from sales of property and equipment. During the nine months ended September 30, 2020, we used $159 million of cash to purchase property and equipment; used $15 million, net, in connection with the purchase and sale of affiliate trade receivables and received $11 million of cash from sales of property and equipment.
We anticipate net capital expenditures to be between $225 million and $250 million in 2021, funded by cash on hand and available liquidity.
Financing Activities
Financing activities used $165 million of cash for the nine months ended September 30, 2021. The primary uses of cash from financing activities for the nine months ended September 30, 2021 were to purchase the remaining noncontrolling interest in GXO Logistics Europe that we did not own for $128 million, $64 million used to repay debt and finance leases, $21 million to repay borrowings related to our securitization program and $774 million of net transfers to XPO in connection with the Separation. The primary source of cash from financing activities for the nine months ended September 30, 2021 was the issuance of long-term debt of $794 million.
Financing activities generated $28 million of cash for the nine months ended September 30, 2020. The primary sources of cash from financing activities in the nine months ended September 30, 2020 were $112 million of net transfers from XPO and $17 million from net borrowings related to our securitization program. The primary uses of cash from financing activities in the nine months ended September 30, 2020 were $85 million used to repay debt and finance leases and $21 million to purchase a noncontrolling interest in GXO Logistics Europe.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
As of September 30, 2021, the Company’s future contractual obligations have not materially changed as compared with December 31, 2020, except for the aggregate principal amount of indebtedness associated with the Notes of $800 million and associated interest payments of $17 million per year. See Note 8—Debt and Financing Arrangements for additional details.
Critical Accounting Policies
Our significant accounting policies, which include management’s best estimates and judgments, are included in Note 2—Basis of Presentation to the combined financial statements for the year ended December 31, 2020 included in the Form 10. See Note 2—Basis of Presentation for information on the adoption of new accounting standards during 2021. A discussion of accounting estimates, considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates, are disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2020.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
Information related to new accounting standards is included in Note 2—Basis of Presentation to the Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our long-term debt portfolio primarily consists of fixed-rate instruments complemented by a variable-rate revolving credit facility that can be drawn on from time to time. For any variable-rate debt, interest rate changes in the underlying index rates will impact future interest expense. Currently we do not hold any derivative contracts that hedge our interest rate risk, however we may consider entering into such contracts in the future. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately 6%.
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
We entered into cross-currency swap agreements to manage our foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated notes, including the interest payments, to fixed-rate, EUR-denominated debt. We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.
As of September 30, 2021, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of $35 million. As of September 30, 2021, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $53 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2021 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Prior to August 2, 2021, the Company relied on certain material processes and internal controls over financial reporting performed by XPO. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13—Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed under “Risk Factors” in the Form 10, except to note that the Separation was completed on August 2, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Separation and Distribution Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

3.1
Amended and Restated Certificate of Incorporation of GXO Logistics, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

3.2
Second Amended and Restated Bylaws of GXO Logistics, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

4.1
Indenture, dated as of July 2, 2021, among GXO Logistics, Inc. and Wells Fargo Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021.

4.2
First Supplemental Indenture, dated as of July 2,2021, among GXO logistics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021.

4.3
Registration Rights Agreement, dated July 2, 2021, by and among GXO Logistics, Inc. Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities. (USA) Inc. and Goldman Sachs & Co. LLC, incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 7, 2021.

4.4
Registration Rights Agreement by and among Jacobs Private Equity, LLC and GXO Logistics, Inc., dated as of September 29, 2021, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on October 1, 2021.

10.1
Transition Services Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.2
Tax Matters Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.3
Employee Matters Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.4
Intellectual Property License Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of July 30, 2021, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.5+
GXO Logistics, Inc. 2021 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.6+
Form of Option Award Agreement under the GXO Logistics, Inc. 2021 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’ Registration Statement on Form 10 (Commission file no. 001-40470) filed on June 9, 2021.

10.7+	GXO Logistics, Inc. Severance Plan, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

10.8+
GXO Logistics, Inc. Cash Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021.

Exhibit Number	Description

10.9+
Service Agreement between XPO Supply Chain UK Limited and Karlis Kirsis, dated as of July 9, 2021, incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 15, 2021.

10.10+
Pension Top Up Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021, incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 15, 2021.

10.11+
Offer Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021, incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed on July 15, 2021.

10.12*+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2021 Omnibus Incentive Compensation Plan).

10.13*+	Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2021 Omnibus Incentive Compensation Plan).

10.14*+	Offer Letter between GXO Logistics, Inc. and Elizabeth Fogarty, effective as of September 1, 2021.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021.

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

GXO LOGISTICS, INC.

Date: November 2, 2021	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)

Date: November 2, 2021	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)