Form 10-K
period 2021-12-31
GXO Logistics, Inc.
filed 2022-02-17
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40470
___________________________________
GXO Logistics, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	86-2098312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two American Lane Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)
(203) 489-1287
Registrant’s telephone number, including area code
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GXO	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began trading on the New York Stock Exchange on August 2, 2021.
As of February 15, 2022, there were 114,715,079 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and corresponding notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.

Part I

Item 1. Business.

Company Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company”, “our” or “we”), is the largest pure-play contract logistics provider in the world, and a foremost innovator in an industry propelled by strong secular tailwinds. We provide our customers with high-value-add warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. As of December 31, 2021, we operated in approximately 906 facilities worldwide, totaling 195 million square feet of space that we operate primarily on behalf of large corporations, that have outsourced their warehousing, distribution and other related activities to us.

Our revenue is diversified among hundreds of customers, including many multinational corporations, across numerous verticals. Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment inbound goods arrive at our logistics sites, through fulfillment and distribution, and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

The Separation

On August 2, 2021, the Company completed its separation from XPO Logistics, Inc. (“XPO”) (the “Separation”) and began regular-way trading of the Company’s common stock on the New York Stock Exchange under the ticker symbol “GXO.” GXO was incorporated as a Delaware corporation in February 2021. The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO, including, but not limited to a Transition Services Agreement, a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”) and an Intellectual Property License Agreement. For additional information regarding the agreements executed in connection with the Separation see Note — 3 The Separation to our consolidated financial statements.

Drivers of Value Creation

We have identified five key drivers of value creation in our business:
1.Critical Scale in a Fast-Growing Industry with Strong Secular Tailwinds: We are the largest pure-play contract logistics provider in the world. Our significant scale makes us well-positioned to benefit from the logistics industry’s predominant tailwinds — the growth in consumer demand for e-commerce and omnichannel retail, the rapidly increasing customer demand for warehouse automation and other digital supply chain capabilities, and the secular shift in logistics toward outsourcing.
2.Robust Technological Differentiation: Increasingly, customers want technology-enabled, highly customized solutions that incorporate intelligent automation and data science. Order fulfillment times are compressing, and new channels are emerging as companies seek to improve the efficiency, speed and visibility of their supply chain activities, notably in the e-commerce and omnichannel retail channels. Our focus as an innovator is on helping our customers meet the expectations of their customers, with reliable outcomes, more visibility and greater efficiency. The most effective way to meet these expectations is through outsourced solutions that provide advanced automation, digital visibility and intelligent machines, such as robotics and autonomous goods-to-person systems — all capabilities we offer today.
3.Long-Term Customer Relationships in Attractive Verticals: Our customer portfolio includes long-term relationships with blue-chip market leaders and world-class brands, including Fortune 100 and Fortune Global 100 companies. Our customers operate in sectors with high-growth outsourcing opportunities, such as e-

commerce, omnichannel retail, consumer technology, food and beverage, industrial and manufacturing, and consumer packaged goods. We have extensive experience in these verticals and we understand the specific requirements for quality control, real-time visibility, special handling, security, complex stock-keeping, time-assured deliveries and agility during surges in demand. The average relationship tenure for our top 20 customers in 2021, based on revenue, was over 15 years.
4.Resilient Business Model with Multiple Drivers of Profitable Growth: The vast majority of our contracts with customers are multi-year agreements, with facility lease arrangements that generally align with contract length. Historically, our customer retention rate has been over 90%. Additionally, our business requires limited maintenance capital spending, which provides us with the flexibility to adjust our overall capital spending to changes in the macro environment. We are committed to the ongoing deployment of our technology in areas such as labor productivity, warehouse management, inventory management, demand forecasting and advanced automation to maximize stockholder value.
5.Experienced and Cohesive Leadership: Our executives have decades of experience in their respective fields and work together to create sustainable value through operational excellence and a purposeful culture. Our executives foster a company culture that is safe, respectful, entrepreneurial, innovative and inclusive, with a focus on diversity, inclusion and belonging that continues to shape our recruitment efforts and work environments.

Our Strategy

Our strategy is to help our customers manage their supply chains for optimal efficiency, using our network of people, technology and other physical assets. We deliver value to customers in the form of technological innovations, process efficiencies, cost efficiencies and reliable outcomes. Our services are both highly responsive to customer goals, such as increasing visibility in the supply chain, decreasing fulfillment times and mitigating environmental impacts and being proactive in identifying potential improvements.
Our strategy addresses growth and optimization by focusing on consumer-related sectors that demonstrate enduring demand over time and where we already have a deep presence. We expect to attract new customers and expand the services we provide to existing customers through new projects, thus earning more of their external and internal logistics spend. We intend to integrate best practices to drive productivity, with a focus on automation and other levers of profitable growth.

To aid in executing our strategy, we have instilled a culture that focuses on delivering mutually beneficial results for our customers and our company with the highest legal and ethical standards and clear policies and practices to support compliance throughout our organization.

Technology and Intellectual Property

Our industry is evolving and customers want to reduce risk and increase the productivity of their supply chains. We are well-positioned to meet these expectations because we have prioritized visibility, quality control and automation in our technological development.

Our highly scalable platform is built on the cloud to speed the deployment of new ways to increase efficiency and leverage our footprint. In a relatively short time, we can implement innovations across multiple geographies or take an innovation developed for one vertical and apply it to other verticals to enhance the value we offer our customers.

To date, the most significant impacts of our proprietary technology are in three areas: labor and inventory management productivity, intelligent warehouse automation and predictive analytics, all of which are integrated through our proprietary warehouse management platform.

Labor and Inventory Management

Our productivity is driven by our comprehensive “Smart” suite of intelligent tools and analytics designed to optimize labor and inventory management. This technology incorporates dynamic data science, predictive analytics and machine learning to aid decision-making. Our site managers use these tools to improve productivity in site-specific ways in a safe, disciplined and cost-effective manner.

Intelligent Warehouse Automation

Our intelligent warehouse automation includes deployments of autonomous robots and cobots, automated sortation systems, automated guided vehicles, goods-to-person systems and wearable smart devices — these are all effective ways to deliver critical improvements in speed, accuracy and productivity. Importantly, automation also enhances safety and the overall quality of employment. Our warehouse management system creates a synchronized environment across automation platforms to control these technologies holistically, providing an integrated solution.

We have found that autonomous goods-to-person systems and that cobots, which assist workers with the inventory picking process, can improve labor productivity. Stationary robot arms can repeat demanding tasks with greater precision than is possible manually. Robots are particularly valuable in markets with labor shortages and where wage inflation can erode customer margins.

Other technologies that differentiate our logistics environments are our proprietary warehouse module for order management, which gives customers deep visibility into fulfillment flows, and our analytics dashboard, which gives customers valuable business intelligence to manage their supply chains. Our connection management software module facilitates integration with SAP, Oracle and other external systems, enabling our customers to get the maximum benefit from our technology.

Predictive Analytics

Our predictive analytics add significant value for customers, particularly in e-commerce and omnichannel retail, where seasonality drives high volumes through outbound and inbound logistics processes. For example, up to 30% of consumer goods bought online are returned and this creates increased volumes at certain times of the year. We have developed analytics that predict surges in demand using a combination of historical data and customer forecasting.

As an industry leader that invests substantially in technology, we have access to an immense amount of data, as well as the analytical processing capabilities to capitalize on that data by incorporating our learnings into customer solutions. We believe our ability to process and act upon data is a key competitive advantage and differentiator.

Customers and Markets

We provide our customers with high-value-add warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services. We provide services to customers globally, including Fortune 100 companies in the U.S., European multinational market leaders and other renowned global brands. The customers we serve are primarily in North America and Europe and operate in every major industry. The diversification of our customer base reduces concentration risk. In 2021, our top five customers combined accounted for approximately 17% of our revenue.

Our revenue is highly diversified due to our expertise across a range of key verticals, reflecting our customers’ principal industry sector. In 2021, 53% of our revenue was from e-commerce, omnichannel retail and consumer technology; 17% from food and beverage; 13% from industrial and manufacturing; 10% from consumer packaged goods; and 7% from other industries, with the vast majority of our revenue generated in the U.K., U.S., France, Netherlands, and Spain.

Competition

We operate in a highly competitive global industry with a highly fragmented marketplace where thousands of companies compete domestically and internationally. We compete based on our ability to deliver quality service, reliability, scope and scale of operations, technological capabilities, expertise and pricing.

Our competitors include local, regional, national and international companies that offer services similar to those we provide. Our competitors include Clipper Logistics, DHL, DSV Panalpina, Kuehne + Nagel, Geodis and ID Logistics. Due to the competitive nature of our marketplace, we strive daily to strengthen and expand existing business relationships and forge new relationships.

Environmental and Other Government Regulations

Our operations are regulated and licensed by various governmental agencies in the U.S. at the local, state and federal levels and in other countries where we conduct business. These regulations impact us directly, and indirectly when they regulate third parties with which we arrange or contract services. In addition, we are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes.

Moreover, we are subject to various environmental laws and regulations in the jurisdictions where we operate. Historically, we have successfully resolved potential environmental exposure without a material effect on our business or operations. We believe that our operations are in compliance with current laws and regulations and we do not know of any existing environmental condition that reasonably would be expected to have a material adverse effect on our business or operating results.

A number of our sites are ISO 14001-certified to high standards for environmental management, and we have implemented numerous programs to manage environmental risks and maintain compliance in our business. U.S. federal and state governments, as well as governments in certain foreign jurisdictions where we operate, have also proposed environmental legislation that could, among other things, limit carbon, exhaust and greenhouse gas emissions. If enacted, such legislation could result in reduced productivity and efficiency and increased operating expenses, all of which could adversely affect our results of operations.

Seasonality

Our revenue and profitability are typically lower in the first quarter of the calendar year relative to other quarters. This is due in part to seasonality, namely the post-holiday reduction in demand experienced by many of our customers, which leads to less use of the logistics services we provide. Our business benefits from strong positioning in the e-commerce sector, where demand is characterized by seasonal surges in activity, with the fourth quarter holiday peak typically being the most dramatic.

Human Capital

Our success relies in large part on our robust governance structure and Code of Business Ethics, our corporate citizenship and engaged employees who embrace our values. As a customer-centric company with a strong service culture, we constantly work to maintain and improve our position as an employer of choice. This requires an unwavering commitment to workplace inclusion and safety as well as competitive total compensation that meets the needs of our employees and their families.

Employee Profile

As of December 31, 2021, we operated with approximately 120,000 team members (comprised of approximately 75,000 full-time and part-time employees and 45,000 temporary workers engaged through third-party agencies) in 28 countries. Our workforce is located as follows: 42% were based in the U.K., 29% were based in North America, 26% were based in Europe (excluding the U.K.) and 3% were based in Latin America and Asia combined. The majority of our employees in Europe and the U.K. were covered by collective bargaining agreements, while none of our employees in North America were covered by collective bargaining agreements. As of December 2021, approximately 35% our global workforce was comprised of women. In the U.S., 66% of our workforce were ethnic minorities as of December 2021.

We have made significant investments in the safety, well-being and satisfaction of our employees in numerous areas, including: diversity, inclusion and belonging; health and safety; talent development and engagement; and expansive total rewards.

Diversity, Inclusion and Belonging

We take pride in having an inclusive workplace that encourages a diversity of backgrounds and perspectives and mandates fair treatment for all individuals — these attributes of our culture make us a stronger organization and a better partner to all GXO stakeholders. We welcome employees of every gender identity, sexual orientation, race, ethnicity, national origin, religion, life experience, veteran status and disability. In November 2021, we appointed a Vice President of Diversity, Inclusion and Belonging and we have launched a Sustainability Steering Committee and Diversity and Inclusion Steering Committee in Europe and the Americas whose strategies will include support and contributions for our environmental, social and governance commitments and ongoing annual community engagement events.

Health and Safety

Our employees’ safety is always our foremost priority, and we have numerous protocols in place to ensure a safe workplace environment. We aim to maintain an Occupational Safety and Health Administration recordable incident rate that is less than half the published rate for the General Warehousing and Storage sector, based on the “Industry Injury and Illness Data” of the U.S. Bureau of Labor Statistics.

We deployed a comprehensive array of protective measures and technology to maintain a safe workplace environment as a result of the COVID-19 pandemic. We have taken many risk-mitigating actions to protect our employees, including offering 100% paid pandemic sick leave for eligible employees, procuring personal protective equipment for employees in all of our workplaces, and providing expanded access to mental health counseling services for employees and their dependents.

Talent Development and Engagement

Our employees are critically important to our ability to provide best-in-class service. We ask our employees for feedback through engagement surveys, roundtables and town halls, and we use periodic engagement surveys to gauge our progress and assess satisfaction. In this way, our employees help drive the continuous improvement of our business. We seek to identify top talent in all aspects of the recruitment process, and we emphasize training and development.

We tailor our recruitment efforts by geography and job function using an array of channels to ensure a diverse candidate pool. Our talent development infrastructure provides resources to employees who aspire to grow throughout their career, such as tailored skills development, training and mentoring. In addition, we maintain a robust pipeline of future operations leaders by using structured sponsorships and additional learning techniques to develop internal candidates who demonstrate high potential in supervisory roles into site leader positions. Our programs also serve to retain top talent by defining personalized development paths and attract new talent by differentiating GXO as an employer of choice.

Expansive Total Rewards

We offer a competitive compensation package to help attract and retain outstanding talent. We offer competitive wages and a comprehensive suite of benefits to all employees to maintain our positioning as an employer of choice in the talent marketplace. A number of the benefits we offer were introduced in response to employee feedback — in the U.S., examples include our pregnancy care policy, family bonding policy, tuition reimbursement program for continuing education, and benefits such as diabetes management, supplemental insurance and short-term loans. In Europe, the benefits offered vary by country and are tailored to the needs of the local markets. Examples include comprehensive healthcare and risk insurance, employee assistance programs covering mental, physical and financial wellbeing, pension plans, profit sharing, and local and global bonuses structured to offer competitive pay in each country.

Information about our Executive Officers

The following information relates to our executive officers:

Name	Age	Position
Malcolm Wilson	63	Chief Executive Officer
Baris Oran	48	Chief Financial Officer
Karlis Kirsis	42	Chief Legal Officer
Maryclaire Hammond	56	Chief Human Resources Officer
Elizabeth Fogarty	52	Chief Communications Officer

Malcolm Wilson has served as Chief Executive Officer since the Separation in August 2021, after serving as Chief Executive Officer of XPO Logistics Europe since September 2017. He joined XPO in 2015 through XPO’s acquisition of Norbert Dentressangle, where he led the logistics division and served on the executive board.

Baris Oran has served as Chief Financial Officer since the Separation in August 2021. Mr. Oran joined XPO in May 2021 as Chief Financial Officer of XPO’s Logistics segment after having previously served as Chief Financial Officer of the Sabanci Group, one of Turkey’s largest publicly traded companies. Mr. Oran served as Chief Financial Officer of Sabanci from 2016 to 2021, prior to which he held other senior finance roles at the company.

Karlis Kirsis has served as Chief Legal Officer since the Separation in August 2021, after serving as Senior Vice President, European Chief Legal Officer, Corporate Secretary for XPO, a role he had held since February 2020. Mr. Kirsis previously served in various roles at XPO, including Senior Vice President, Corporate Counsel from July 2017 to February 2020 and Vice President, Corporate and Securities Counsel from September 2016 to July 2017.

Maryclaire Hammond has served as Chief Human Resources Officer since the Separation in August 2021, after serving as Senior Vice President, Human Resources – Americas and Asia Pacific for XPO’s North American logistics business, a role she had held since September 2019. Prior to her time with XPO, Ms. Hammond was employed by Marathon Petroleum Company (formerly Andeavor) as a Senior Human Resources Director from August 2017 to September 2019, and before that as Human Resources Director for BP North America.

Elizabeth Fogarty has served as Chief Communications Officer since September 2021. Prior to her time with GXO, Ms. Fogarty was employed by Citi as the Managing Director and Head of Global Consumer Banking Public Affairs from October 2013 to September 2021, and before that as the Director of Corporate Communications and Vice President of Global Public Affairs.

Available Information

Our corporate website is www.gxo.com. On this website, you can access, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. You can also access materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors. You also may request a printed copy of these materials without charge by writing to: Investor Relations, GXO Logistics, Inc., Two American Lane, Greenwich, Connecticut 06831.

Item 1A. Risk Factors.

The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report on Form 10-K (“Annual Report”) or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.

Risks Related to Our Business

Risks Related to Our Strategy and Operations

We operate in a highly competitive industry, and failure to compete or respond to customer requirements could negatively affect our business and our results of operations.

The logistics industry is intensely competitive and is expected to remain so for the foreseeable future. We compete against multinational firms, regional players and emerging technology companies. We also must contend with our customers’ ability to in-source their logistics operations. The competitive factors that are most important to our customers are price and quality of service. Many larger customers utilize the services of multiple logistics providers. Customers regularly solicit bids from competitors to improve service and to secure favorable pricing and contractual terms such as longer payment terms, fixed-price arrangements, higher or unlimited liability and performance penalties. Increased competition and competitors’ acceptance of more onerous contractual terms could result in reduced revenues, reduced margins, higher operating costs or loss of market share, any of which could have a material adverse effect on our results of operations, cash flows and financial condition.

Increases in our labor costs to attract, develop and retain employees may have a material adverse effect on us.

Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, develop and retain a large number of hourly employees while controlling labor costs. Several of our long-term customer contracts are fixed-price arrangements that limit our ability to pass on to our customers increases in labor costs due to low unemployment, increases in government unemployment benefits, competitive pressures, union activity or changes in federal or state minimum wage or overtime laws, and any such increases in labor costs could adversely affect our business, results of operations, cash flows and financial condition. For instance, our labor costs increased because of the COVID-19 pandemic, in part due to increased staffing needs and wage increases.

Additionally, our operations are subject to various employment-related laws and regulations, which govern matters such as minimum wages, union organizing rights, the classification of employees and independent contractors, family and medical leave, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment-related matters. Any changes to employment-related laws and regulations, including increased minimum wages, the expansion of union organization rights or changes in the classification of employees and independent contractors, could result in increased labor costs that could adversely affect our business, results of operations, cash flows and financial condition.

Labor represents a significant portion of our operating expenses thus compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant fines and lawsuits and could have a material adverse effect on our business, financial condition and results of operations. We are currently subject to employment-related claims in connection with our operations.

These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

We depend on our ability to attract and retain qualified employees and temporary workers.

We depend on our ability to attract and retain qualified employees, including our executive officers and managers. If we are unable to attract and retain such individuals, we may be unable to maintain our current competitive position within the industry, meet our customers’ expectations or successfully expand and grow our business.

In addition to our GXO employees, our ability to meet customer demands and expectations, especially during periods of peak volume, is substantially dependent on our ability to recruit and retain qualified temporary part-time and full-time workers. Increased demand for temporary workers, low unemployment or changes in federal or state minimum wage laws may increase the costs of temporary labor, and any such increases in labor costs could adversely affect our business, results of operations, cash flows and financial condition. Therefore, our inability to recruit a qualified temporary workforce may result in our inability to meet our customers’ performance targets.

Our past acquisitions, as well as any acquisitions that we may complete in the future, may be unsuccessful or result in other risks or developments that adversely affect our financial condition and results.

While we intend for our acquisitions to improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions or the inability of the acquired business to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all of the risks that could arise as a result of our acquisitions.

If the performance of an acquired business, including our January 2021 acquisition of the majority of Kuehne + Nagel’s contract logistics operations in the U.K., varies from our projections or assumptions or if estimates about the future profitability of an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected. We may also experience difficulties in connection with integrating any acquired companies into our existing businesses and operations, including our existing infrastructure and information technology systems. The infrastructure and information technology systems of acquired companies could present issues that we were unable to identify prior to the acquisition and could adversely affect our financial condition and results. We have experienced challenges of this nature relating to the infrastructure and systems of certain companies that we have acquired. Also, we may not realize all of the synergies we anticipate from past and potential future acquisitions. Among the synergies that we currently expect to realize are cross-selling opportunities to our existing customers, network synergies and other operational synergies. Variances from these or other assumptions or expectations could adversely affect our financial condition and results of operations.

We may not successfully manage our growth.

We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering new markets and we intend to continue to focus on rapid growth, including organic growth and additional acquisitions. We may experience difficulties and higher than expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entry into new geographic areas or increased pressure on our existing infrastructure and information technology systems.

Our growth will place a significant strain on our management, operational, financial and information technology resources. We will need to continually improve existing procedures and controls, as well as implement new transaction processing, operational and financial systems and procedures and controls to expand, train and manage our employee base. Our working capital needs will continue to increase as our operations grow. Failure to manage our growth effectively or obtain necessary working capital could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our overseas operations are subject to various operational and financial risks that could adversely affect our business.

The services we provide outside of the U.S. are subject to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, issues related to compliance with anti-corruption laws, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, data protection, trade compliance and intellectual property laws of countries that do not protect our rights relating to our intellectual property, including our proprietary information systems, to the same extent as U.S. laws. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region. In addition, as we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.

We are exposed to currency exchange rate fluctuations because a significant proportion of our assets, liabilities and earnings are denominated in foreign currencies.

We present our financial statements in U.S. dollars (“USD”), but we hold a significant proportion of our net assets and generate income in non-USD currencies, primarily the Euro and British pound sterling. Consequently, a depreciation of non-USD currencies relative to the USD could have an adverse impact on our financial results as further discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

National and regional differences in monetary policy may cause the value of the non-USD currencies to fluctuate against the USD. Currency volatility contributes to variations in our sales of services in impacted jurisdictions. Accordingly, fluctuations in currency exchange rates could adversely affect our business and financial condition.

Our inability to successfully manage the costs and operational difficulties of adding new customers and business may negatively affect our financial condition and operations.

Establishing new customer relationships or adding operational sites for existing customers requires a significant amount of time, operational focus and capital. Although we typically partner with our new customers to ensure that onboarding is smooth, our inability to integrate new customers or operational sites into our technology systems or recruit additional employees to manage new customer relationships, or incurrence of higher than anticipated costs to onboard new customers may negatively affect our financial condition or operations.

In addition, our operations can require a significant commitment of capital in the form of shelving, racking and other warehousing systems that may be necessary to implement warehouse solutions for our customers. These costs are often paid back by the customer over the expected length of the customer relationship. To the extent that a customer defaults on its obligations under its agreement with us, we could be forced to take a significant loss on the unrecovered portion of the upfront capital cost.

The contractual terms between us and our customers could expose us to penalties and costs in the event we do not meet the contractually prescribed performance levels.

We maintain long-term contracts with the majority of our customers, many of which include performance-based minimum levels of service. Although we manage our business to exceed prescribed performance levels, our inability to meet these service levels, whether due to labor shortages, volume peaks, our inability to procure temporary labor, technological malfunctions or other events that may or may not be within our control, may expose us to penalties or incremental costs or lead to the termination of customer contracts, any of which could negatively affect our business and financial condition.

Our operations are subject to seasonal fluctuations, and our inability to manage these fluctuations could negatively affect our business and our results of operations.

Many of our customers typically realize a significant portion of their sales during the holiday season in the fourth quarter of each calendar year. Although not all of our customers experience the same seasonal variation, and some customers may have seasonal peaks that occur in periods other than the fourth quarter, the seasonality of our customers’ businesses places higher demands on our services during peak periods, requiring us to take measures, including temporarily expanding our workforce, to meet our customers’ demands. Our failure to meet our customers’ expectations during these seasonal peaks may negatively affect our customer relationships, could expose us to penalties under our contractual arrangements with customers and ultimately could negatively affect our business and our results of operations.

The COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has impacted and may continue to impact our customers, employees and other business partners. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which have adversely affected and may continue to adversely affect our business operations and may materially and adversely affect our business operations, results of operations, cash flows and financial position.

The effects of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict. Furthermore, the extent and pace of a recovery from the COVID-19 pandemic remain uncertain and may differ significantly among the countries in which we operate. We anticipate that our results of operations will continue to be impacted by this pandemic in 2022, and the pandemic could have a material impact on our results of operations and heighten many of the known risks described in this Annual Report.

COVID-19 vaccination mandates could adversely affect our ability to attract and retain employees

In response to COVID-19, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the states and countries where we operate. In an effort to keep our employees safe and to maintain operations during COVID-19, we have implemented a number of new health-related measures including temperature taking protocols, increased hygiene, cleaning and sanitizing procedures at all locations, social-distancing, restrictions on visitors to our facilities and limiting in-person meetings and other gatherings. The future impact of COVID-19 on global and local economies will continue to depend on future developments such as the emergence of new strains of COVID-19, the availability and distribution of effective medical treatments and vaccines, vaccination rates, as well as government-imposed restrictions or mandates. Further, any new or tightened government-imposed restrictions or mandates on the conduct of business, including vaccination mandates, could adversely impact our ability to retain current employees and attract new employees.

Risks Related to Our Use of Technology

Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.

We rely heavily on our information technology systems in managing our business; they are a key component of our customer-facing services and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated technology. To keep pace with changing technologies and customer demands, we must correctly address market trends and enhance the features and functionality of our proprietary technology platform in response to these trends. This process of continuous enhancement may lead to significant ongoing software development costs, which will continue to increase if we pursue new acquisitions of companies and their current systems. In addition, we may fail to accurately determine the needs of our customers or trends in the logistics industry, or we may fail to respond appropriately by implementing functionality for our technology platform in a timely or cost-effective manner. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.

We must ensure that our information technology systems remain competitive. If our information technology systems are unable to manage high volumes with reliability, accuracy and speed as we grow, or if such systems are not suited to manage the various services we offer, our service levels and operating efficiency could decline. In addition, if we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems, or if we fail to enhance our systems to meet our customers’ needs, our results of operations could be seriously harmed.

Our technology may not be successful or may not achieve the desired results, and we may require additional training or different personnel to successfully implement this technology. Our technology development process may be subject to cost overruns or delays in obtaining the expected results, which may result in disruptions to our operations.

A failure of our information technology infrastructure or a breach of our information systems, networks or processes may materially adversely affect our business.

The efficient operation of our business depends on our information technology systems, including the internet and cloud-based services, for many activities important to our business. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing for risk management, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate could adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors, processing inefficiencies and loss of sales, receivables collection or customers. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied.

We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. In addition, recently, regulatory and enforcement focus on data protection has heightened in the U.S. and abroad, particularly in the EU, and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, its reputation, results of operations and financial condition.

Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.

We use both internally developed and purchased technologies in conducting our business. It is possible that users of these technologies, whether internally developed or purchased, could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third-party for the infringement of intellectual property rights, a settlement or adverse judgment against us could result in increased costs to license the technology or a legal prohibition against continued use of the technology. Thus, our failure to obtain, maintain or enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We rely on a combination of intellectual property rights, including patents, copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties; or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Efforts to enforce our intellectual property rights may be time-consuming and costly, distract management’s attention, divert our resources and ultimately be unsuccessful. Moreover, should we fail to develop and properly manage future intellectual property, this could adversely affect our market positions and business opportunities.

Risks Related to Our Credit and Liquidity

Challenges in the commercial and credit environment may adversely affect our future access to capital on favorable terms.

Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our services or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions.

We have incurred debt obligations that could adversely affect our business and profitability and our ability to meet other obligations.

In connection with the Separation, GXO entered into a Revolving Credit Agreement providing for an $800 million unsecured five-year revolving credit facility in June 2021. Additionally, in July 2021, GXO issued $800 million of unsecured notes in two series. GXO transferred a portion of the net proceeds of the notes and other cash and cash equivalents to XPO. As a result of these transactions, GXO had approximately $800 million of outstanding debt as of December 31, 2021, excluding finance leases and any borrowings under the revolving credit facility. We may also incur additional indebtedness in the future.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could materially and adversely affect our financial position and results of operations. Further, failure to comply with the covenants under our indebtedness may have a material adverse impact on our operations. If we fail to comply with any of the covenants under our debt and are unable to obtain a waiver or amendment, such failure may result in an event of default under our indebtedness. We may not have sufficient liquidity to repay or refinance our indebtedness if such indebtedness were accelerated upon an event of default.

Risks Related to Third-Party Relationships

Our business may be materially adversely affected by labor disputes or organizing efforts.

Labor disputes involving our customers could affect our operations. If our customers experience plant slowdowns or closures because they are unable to negotiate labor contracts, our revenue and profitability could be negatively impacted. In particular, we derive a substantial portion of our revenue from the operation and management of facilities that are often located close to a customer’s manufacturing plant and are integrated into the customer’s production line process. If any of our customers are affected by labor disputes and consequently cease or significantly modify their operations at a plant served by us, we may experience significant revenue loss and shutdown costs, including costs related to early termination of leases, causing our business to suffer.

In Europe, our business activities rely on a large amount of labor, including a number of workers who are affiliated with trade unions and other staff representative institutions. It is essential that we maintain good relations with employees, trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations; this could have a direct impact on our business operations. Generally, any deterioration in industrial relations in our European operations, such as general strike activities or other material labor disputes, could have an adverse effect on our revenues, earnings, financial position and outlook.

Although our workforce in the U.S. is not unionized, labor unions have, from time to time, attempted to organize our employees. Successful unionization of our employees or organizing efforts could lead to business interruptions, work stoppages and the reduction of service levels due to work rules that could have an adverse effect on our customer relationships and our revenues, earnings, financial position and outlook.

Any failure to properly manage our temporary workers could have a material adverse impact on our revenues, earnings, financial position and outlook.

Our business uses a large number of temporary workers in our operations. We cannot guarantee that temporary workers are as well-trained as our other employees. Specifically, we may be exposed to the risk that temporary workers may not perform their assignments in a satisfactory manner or may not comply with our safety rules in an appropriate manner, whether as a result of their lack of experience or otherwise. If such risks materialize, they could have a material adverse effect on our business and financial condition.

Risks Related to Litigation and Regulations

We may be involved in lawsuits and are subject to various claims that could result in significant expenditures and impact our operations.

The nature of our business exposes us to the potential for various types of claims and litigation. We are subject to claims and litigation related to labor and employment, personal injury, vehicular accidents, cargo and other property damage, business practices, environmental liability and other matters, including claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in liability claims or workers’ compensation claims, the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability.

We are subject to risks associated with a defined benefit plan for our current and former employees, which could have a material adverse effect on our earnings and financial position.

We maintain a defined benefit pension plan in the U.K. A decline in interest rates or lower returns on funded plan assets may cause increases in the expense and funding requirements for this plan. Despite past amendments that froze our defined benefit pension plan to new participants and curtailed benefits, this pension plan remains subject to volatility associated with interest rates, inflation, returns on plan assets, other actuarial assumptions and statutory funding requirements. Any of these factors could lead to a significant increase in the expense of this plan and a deterioration in the solvency of the plan, which could significantly increase our contribution requirements. As a result, we are unable to predict the effect on our financial statements associated with our defined benefit pension plan.

Changes in income tax regulations for U.S. and multinational companies may increase our tax liability.

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. The OECD has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting project. These and other tax laws and related regulations changes, to the extent adopted, may increase tax uncertainty, result in higher compliance costs and adversely affect our provision for income taxes, results of operations and/or cash flow.

We are subject to regulation, which could negatively impact our business.

Our operations are regulated and licensed by various governmental agencies at the local, state and federal levels in the U.S. and in the foreign countries where we operate. These regulatory agencies have authority and oversight of domestic and international activities. Our subsidiaries must also comply with applicable regulations and requirements of various agencies.

The regulatory landscape in which we operate is constantly evolving and subject to significant change, including as a result of evolving political and social pressures. Future laws, regulations and regulatory reforms, may be more stringent and may require changes to our operating practices that influence the demand for our services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our business. If higher costs are incurred by us as a result of future changes in regulations, this could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.

Proposed or pending legislative or regulatory changes, or future legislative or regulatory changes, at the federal, state or local level may decrease demand for our services, increase our costs, including our labor costs, and negatively affect our business and our results of operations.

Our business is subject to possible regulatory and legislative changes that may impact our operations, including but not limited to changes that would encourage workers to unionize, make it easier for workers to collectively bargain, increase operational requirements on our business or mandate certain restrictions on the terms of employment for individual workers, including how often they can work or how long they can work in any individual shift. Any and all of these changes or other similar changes could have significant implications for our business model, including increasing our labor costs, reducing our operational flexibility and restricting our ability to meet our customers’ expectations and demands, any of which could negatively affect our business and our results of operations. If such regulations are adopted, they could increase our cost of operations or hinder our ability to meet our customers’ expectations and demands, either of which would negatively affect our business and our results of operations.

Additionally, significant regulatory changes at the federal, state or local level may negatively affect economic output, cause growth to slow, reduce consumer spending and sentiment and result in decreased demand for our services, negatively affecting our business and our results of operations.

Economic recessions and other factors that reduce consumer spending, both in North America and Europe, could have a material adverse impact on our business.

Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles and changes in customers’ business practices. Our customers experience cyclical fluctuations in demand for their products due to economic recessions, which reduces the demand for our services and could adversely affect our business, results of operations, cash flows and financial condition.

Compliance with environmental laws and regulations could result in significant costs that adversely affect our consolidated results of operations.

Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

Risks Related to the Separation

We have a very limited operating history as a standalone, publicly traded company, and our historical financial information is not necessarily representative of the results we would have achieved as a standalone, publicly traded company and may not be a reliable indicator of our future results.

The financial information in this Annual Report refers to GXO as a public company that began regular-way trading on August 2, 2021. Prior to the Separation, we derived our combined financial statements from XPO’s accounting records and presented these on a standalone basis as if GXO had been operated independently from XPO. Our historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we will achieve as a standalone publicly traded company.

Prior to the Separation, we were able to benefit from XPO’s operating diversity, purchasing power, shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Additionally, XPO performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations and finance. Our historical financial results reflect allocations of corporate expenses from XPO for such functions, which may be less than the expenses we will incur as a separate publicly traded company. In addition, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, historically were part of the corporate-wide cash management policies of XPO. Following the completion of the Separation, our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, and service debt may be diminished and we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly. For these reasons, as well as the additional Risks Related to the Separation noted below, we may not achieve the expected benefits of the Separation.

Following the Separation, our financial profile has changed, and we are a smaller, less diversified company than XPO prior to the Separation.

The Separation resulted in GXO becoming a smaller, less diversified company with business concentrated in its industry. As a result, our company may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs, and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. Following the Separation, we may also lose capital allocation efficiency and flexibility, as we are no longer able to use cash flow from XPO to fund our investments into our business.

In connection with the Separation into two public companies, GXO and XPO indemnified each other for certain liabilities. If we are required to pay under these indemnities to XPO, our financial results could be negatively impacted. The XPO indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which XPO will be allocated responsibility, and XPO may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation and Distribution Agreement and certain other agreements between GXO and XPO, each party agreed to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide XPO may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that XPO has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from XPO for our benefit may not be sufficient to protect us against the full amount of such liabilities, and XPO may not be able to fully satisfy its indemnification obligations.

Moreover, even if we ultimately succeed in recovering from XPO any amounts for which we are held liable, we may be temporarily required to bear these costs ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify XPO for material amounts of taxes and other related amounts pursuant to indemnification obligations under the TMA.

In connection with the Separation, XPO received an opinion of outside counsel regarding the qualification of certain elements of the Separation under Section 355 of the Internal Revenue Code (the “Code”). The opinion of counsel was based upon and relies on, among other things, various facts and assumptions, as well as certain representations, statements, and undertakings of XPO. Notwithstanding the receipt of the opinion of counsel, the U.S. Internal Revenue Service (the “IRS”), could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel represents the judgment of such counsel and will not be binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there can be no assurance that the IRS will not assert that the Separation and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, we, as well as XPO and XPO’s stockholders, could be subject to significant U.S. federal income tax liability.

If the Separation, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, XPO would recognize taxable gain as if it had sold the GXO common stock in a taxable sale for its fair market value, and XPO stockholders who receive such GXO shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

In addition, as part of and prior to the Separation, XPO and its subsidiaries completed an internal reorganization, and XPO, GXO and their respective subsidiaries incurred certain tax costs in connection with the internal reorganization, including non-U.S. tax costs resulting from transactions in non-U.S. jurisdictions, which may be material. With respect to certain transactions undertaken as part of the internal reorganization, XPO obtained opinions of external tax advisors regarding the tax treatment of such transactions. Such opinions are based and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO, GXO or their respective subsidiaries. If any of these representations or statements is, or becomes, inaccurate or incomplete, or if XPO, GXO or their respective subsidiaries do not fulfill or otherwise comply with any such undertakings or covenants, such opinions may be invalid or the conclusions reached therein could be jeopardized. Further, notwithstanding receipt of any such tax opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the conclusions reached in the relevant tax opinions. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, XPO, GXO and their subsidiaries could be subject to significant tax liabilities.

Under the TMA, we generally are required to indemnify XPO for any taxes resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from (i) an acquisition of all or certain portions of the equity securities or assets of GXO, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) certain other actions or failures to act by GXO, or (iii) any breach of GXO’s covenants or undertakings contained in the Separation and Distribution Agreement and certain other agreements and documents. Further, under the TMA, we may be required to indemnify XPO for a specified portion of any taxes (and any related costs and other damages) arising as a result of the failure of the Separation and certain related transactions to qualify as a transaction that is generally tax-free (including as a result of Section 355(e) of the Code) or a failure of any internal distribution that is intended to qualify as a transaction that is generally tax-free to so qualify, in each case, to the extent such amounts did not result from a disqualifying action by, or acquisition of equity securities of, XPO or GXO. Any such indemnity obligations could be material.

We may not be able to engage in desirable capital-raising or strategic transactions following the Separation.

Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. To preserve the U.S. federal income tax treatment of the Separation, and in addition to our indemnity obligation described above, the TMA restricts us, for the two-year period following the Separation, except in specific circumstances, from, among other things: (i) ceasing to actively conduct certain of our businesses; (ii) entering into certain transactions or series of transactions pursuant to which all or a portion of the shares of GXO stock would be acquired, whether by merger or otherwise; (iii) liquidating or merging or consolidating with any other person; (iv) issuing equity securities beyond certain thresholds; (v) repurchasing shares of GXO stock other than in certain open-market transactions; or (vi) taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the Separation and certain related transactions. Further, the TMA imposes similar restrictions on us and our subsidiaries during the two-year period following the Separation that are intended to prevent certain transactions undertaken as part of the internal reorganization from failing to qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code or for applicable non-U.S. income tax purposes. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions, repurchases or other transactions that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business. Also, we may be responsible for liabilities arising from the failure of the Separation, together with certain related transactions, to qualify for tax-free treatment and our indemnity obligations for such liabilities under the TMA may discourage, delay or prevent certain third parties from acquiring GXO.

Risks Related to Our Common Stock

Any stockholder’s percentage of ownership in GXO may be diluted in the future at any given time.

In the future, existing holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock after the Separation as a result of the conversion of their XPO stock-based awards. We anticipate that the compensation committee of our board of directors will grant additional stock-based awards to our employees under our employee benefits plans. Such awards will have a dilutive effect on the number of GXO shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our common stock.

Certain provisions in GXO’s amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of GXO, which could decrease the trading price of GXO’s common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include:
•the ability of our remaining directors to fill vacancies on our board of directors;
•limitations on stockholders’ ability to call a special stockholder meeting or act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and
•the right of our board of directors to issue preferred stock without stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporate Law (the “DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make GXO immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of GXO and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of our stock may trigger the application of Section 355(e) of the Code, causing the Separation to be taxable to XPO. Under the TMA, we are required to indemnify XPO for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.

GXO’s amended and restated certificate of incorporation contains an exclusive forum provision that may discourage lawsuits against GXO and GXO’s directors and officers.

Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of GXO, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer of GXO to GXO or to GXO stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against GXO or any current or former director or officer of GXO arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving GXO governed by the internal affairs doctrine, or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws, including the Securities Act and the Exchange Act, although GXO stockholders will not be deemed to have waived GXO’s compliance with the federal securities laws and the rules and regulations thereunder.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with GXO or our directors or officers, which may discourage such lawsuits against GXO and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Our Chairman controls a large portion of our stock, which could limit other stockholders’ ability to influence the outcome of key decisions and transactions, including changes of control.

Our Chairman, Brad Jacobs, beneficially owned approximately 10.7% of our outstanding common stock as of December 31, 2021. This concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with concentrated ownership. Mr. Jacobs can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Additionally, significant fluctuations in the levels of ownership of our largest stockholders, including shares beneficially owned by Mr. Jacobs, could impact the volume of trading, liquidity and market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we operated in approximately 906 locations, primarily in the U.S., the U.K. and Europe (excluding the U.K.), including 361 locations owned or leased by our customers. In the aggregate, we occupy approximately 195 million square feet in our locations.

	Facilities				Square Footage
Locations	Leased Facilities	Owned Facilities	Customer Facilities (3)	Total	Leased Facilities	Owned Facilities	Customer Facilities (3)	Total
					(in millions)
United States	188	—	128	316	45	—	45	90
United Kingdom	129	5	123	257	15	1	20	36
Europe (1)	163	2	87	252	35	—	27	62
Other (2)	53	—	23	76	5	—	2	7
Corporate	5	—	—	5	—	—	—	—
Total	538	7	361	906	100	1	94	195
(1) Excludes the U.K.
(2) Locations not in the U.K., the U.S. or Europe; primarily in Asia.
(3) Locations owned or leased by customers.

We lease our current executive office in London, England, our global headquarters in Greenwich, Connecticut, and various other offices in the U.S., the U.K., France and India to support our global executive and shared-services functions. We believe that our facilities are sufficient for our current needs.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note — 19 Commitments and Contingencies.”

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On August 2, 2021, our common stock began regular-way trading on the New York Stock Exchange (“NYSE”) under the symbol “GXO.”

On February 15, 2022, there were approximately 99 record holders of our common stock.

We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return to GXO’s stockholders for the period beginning August 2, 2021, the date of the Separation, through December 31, 2021, as well as the corresponding returns on the S&P 400 MidCap Index, S&P 500 Technology Index and the S&P 500 Transportation Index.

The stock performance assumes $100 was invested on August 2, 2021, in our common stock, the S&P 400 MidCap Index, S&P 500 Technology Index and the S&P 500 Transportation Index, including reinvestment of dividends through December 31, 2021.

	8/2/21	8/31/21	9/30/21	10/31/21	11/30/21	12/31/21
GXO	$100.00	$129.68	$124.37	$140.80	$152.29	$144.01
S&P 400 MidCap Index	100.00	102.27	98.09	103.79	100.62	105.57
S&P 500 Technology Index	100.00	103.82	97.77	105.71	110.18	113.85
S&P 500 Transportation Index	100.00	100.71	94.03	107.56	102.47	110.27

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10, as amended, declared effective on July 21, 2021.

Business Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in an industry propelled by strong secular tailwinds. Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment inbound goods arrive at our logistics sites, through fulfillment and distribution and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

We strive to provide all of our customers with consistently high levels of service and cutting-edge automation managed by our proprietary technology. We also collaborate with our largest customers on planning and forecasting and provide assistance with network optimization, working with these customers to design or redesign their supply chains to meet specific goals, such as sustainability metrics. Our multidisciplinary, consultative approach has led to many of our key customer relationships extending for years and expanding in scope.

The most dramatic growth in secular demand in recent years has been in e-commerce and related sectors, including omnichannel retail and other direct-to-consumer channels. As part of our growth strategy, we intend to develop additional business in consumer and other verticals where we already have deep expertise, prominent customer relationships and a strong track record of successful performance. We also intend to expand into new verticals by leveraging our capacity and technological strengths and by marketing the benefits of our proprietary platform for warehouse operations. We use technology to manage advanced automation, labor productivity, safety and the complex flow of goods within sophisticated logistics environments.

Our business model is asset-light and historically resilient in cycles, with high returns, strong free cash flow and visibility into revenue and earnings. The vast majority of our contracts with customers are multi-year agreements, and our facility lease arrangements generally align with contract length. Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover facility, technology and equipment costs and may cover management costs, while the variable component is determined based on expected volumes and associated labor costs.

The Separation

On August 2, 2021, we completed the separation from XPO Logistics, Inc. (“XPO”) (the “Separation”). The Separation was accomplished by the distribution of 100 percent of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. GXO is now a standalone publicly traded company. On August 2, 2021, regular-way trading of

GXO’s common stock commenced on the New York Stock Exchange under the ticker symbol “GXO.” GXO was incorporated as a Delaware corporation in February 2021.

The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of our relationship with XPO, including, but not limited to a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement (“EMA”) and an Intellectual Property License Agreement. See Note — 3 The Separation to our consolidated financial statements for additional information.

Impacts of COVID-19

As a global provider of supply chain solutions, our business can be impacted to varying degrees by factors beyond our control. The rapid escalation of COVID-19 into a pandemic in 2020 and 2021 affected and may continue to affect economic activity broadly and customer sectors served by our industry.

Our operating results and cash flows fluctuated as a result of changes due to the COVID-19 pandemic and the seasonality of our business during the year ended December 31, 2020, and to a lesser extent for the year ended December 31, 2021, as discussed below. Future operating results and cash flows may fluctuate due to these and other factors beyond our control, which may include the cost and availability of labor, the timely procurement of equipment, the impact of product component shortages for our customers, foreign exchange rate fluctuations, changes in government regulations and economic changes in our operating regions. While we generally can pass cost increases through to our customers, inflation may affect our operating results and cash flows. The timing of these pass-through costs can vary.

The totality of the actions we have taken, and continue to take during the pandemic combined with the variable components of our cost structure, have mitigated the impact on our profitability relative to the impact on our revenue and volumes while our strong liquidity and disciplined capital management enable us to continue to invest in key growth initiatives.

However, due to the evolving nature of the COVID-19 pandemic and the efficacy and distribution of vaccines, the extent of the impact of the pandemic on our industry and our business, in particular, remains difficult to predict. Furthermore, the extent and pace of recovery remain uncertain and may differ significantly between the countries in which we operate. Our results of operations may continue to be impacted by the pandemic throughout 2022.

Basis of Presentation

Prior to the Separation, GXO historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements are now presented on a consolidated basis. The financial statements for all periods presented, including the historical results of the Company before August 2, 2021, are now referred to as “Consolidated Financial Statements” and have been prepared under the rules and regulations for reporting on Form 10-K and following accounting principles generally accepted in the U.S. (“GAAP”), which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our consolidated financial statements and the accompanying notes.

Prior to the Separation, GXO historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, GXO assets and liabilities were transferred to the Company on a carry-over basis.

Prior to the Separation, GXO historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which include adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. These allocated costs are recorded within Selling, general and administrative expense (“SG&A”), Depreciation and amortization expense and Transaction and integration costs in the Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by GXO to XPO in the year in which the charges and allocations were recorded in the Consolidated Statements of Operations.

For the periods ended before the Separation, GXO was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, GXO will file a consolidated U.S. federal income tax return as well as state and local income tax returns. GXO’s foreign income tax returns are filed on a full-year basis.

GXO has one reportable segment.

Results of Operations

	Year Ended December 31,
(In millions)	2021	2020	$ Change	% Change
Revenue	$7,940	$6,195	$1,745	28.2%
Direct operating expense	6,637	5,169	1,468	28.4%
Selling, general and administrative expense	714	611	103	16.9%
Depreciation and amortization expense	335	323	12	3.7%
Transaction and integration costs	99	47	52	110.6%
Restructuring costs	4	29	(25)	(86.2)%
Operating income	151	16	135	n/m
Other income, net	23	2	21	n/m
Interest expense	(21)	(24)	3	(12.5)%
Income (loss) before income taxes	153	(6)	159	n/m
Income tax (expense) benefit	8	(16)	24	n/m
Net income (loss)	$161	$(22)	$183	n/m
n/m - not meaningful

Revenue for 2021 increased by 28.2%, or $1.7 billion, to $7.9 billion compared with $6.2 billion for 2020. The increase in 2021 compared to the prior year primarily reflects a 29% growth in our e-commerce, omnichannel retail and consumer technology vertical and the acquisition of the majority of Kuehne + Nagel’s contract logistics operations in the U.K. in January 2021 (the “K + N acquisition”). The Kuehne + Nagel business contributed approximately 15.8 percentage points to revenue growth in our European operations and 9.8 percentage points to our total revenue growth for 2021 compared to 2020. Our European and North American operations reported growth of 38.9% and 11.1%, respectively. Foreign currency movement increased revenue by approximately 3.5 percentage points in 2021.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for 2021 increased by 28.4%, or $1.5 billion, to $6.6 billion compared with $5.2 billion for 2020. As a percentage of Revenue, Direct operating expense were 83.6% and 83.4% in 2021 and 2020, respectively. Direct operating expense increased primarily due to higher personnel and temporary labor expense of $913 million, as well as higher third-party transportation costs and facilities expense of $369 million.

SG&A, including the allocated costs of XPO prior to the Separation, primarily consists of salary and benefit costs for executive and certain administration functions, professional fees, facility costs other than those related to our logistics facilities, bad debt expense and legal costs. SG&A for 2021 increased by 16.9%, or $103 million, to $714 million, compared with $611 million in 2020. SG&A increased due to higher personnel expenses primarily associated with the K + N acquisition.

Depreciation and amortization expense for 2021 increased by 3.7%, or $12 million, to $335 million compared with $323 million for 2020. The increase was primarily due to the impact of capital expenditures associated with new contracts. Depreciation and amortization expense included allocated corporate charges from XPO of $15 million and $21 million in 2021 and 2020, respectively. Depreciation and amortization expense included amortization of intangible assets of $61 million in 2021 and 2020.

Transaction and integration costs were $99 million, compared with $47 million for 2020. Transaction and integration costs in 2021 primarily relate to the Separation and the K + N acquisition. Transaction and integration costs in 2020 relate to costs allocated by XPO, including its exploration of strategic alternatives in 2020.

We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These costs are primarily related to severance. Restructuring costs for 2021 were $4 million compared with $29 million for 2020. Restructuring charges in 2021 included an adjustment to a previously recognized liability.

Other income, net consists primarily of pension income. In connection with the Separation, GXO became the plan sponsor for a defined benefit pension plan in the U.K. Other income, net increased to $23 million in 2021 from $2 million in 2020. See Note — 14 Employee Benefit Plans to our consolidated financial statements for additional information.

Interest expense primarily consists of interest related to indebtedness for money borrowed, capital lease obligations, and net investment hedges. Interest expense for 2021 decreased by 12.5%, or $3 million, to $21 million, compared to $24 million for the same period in 2020. In connection with the Separation, we settled our related-party debt with XPO and issued $800 million in notes and entered into cross-currency swap agreements.

Income tax for 2021 was an $8 million benefit compared to a $16 million expense for 2020. Our effective tax rate was negative 5.6% in 2021 and not meaningful in 2020. In 2021, the effective tax rate was primarily impacted by the benefit from intangible assets transferred under the Separation. In 2020, the income tax expense was driven by the net impact of changes to valuation allowances in our foreign operations, and contribution- and margin-based income taxes that we incurred even though our pretax income was negative.

Liquidity and Capital Resources

Overview

Prior to the Separation on August 2, 2021, the Company participated in XPO’s centralized treasury model, which included cash pooling and other intercompany financing arrangements. As part of XPO, we generated positive cash flows from operations. We have generated and expect to continue generating positive cash flows from operations after the Separation.

Our ability to fund our operations and anticipated capital needs are reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions. The timing and magnitude of our start-ups can vary and may positively or negatively impact our cash flows.

We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.

Capital Expenditures

Our 2022 capital expenditures include capital associated with fulfillment costs and investments in technology and automation to improve the speed and accuracy of order fulfillment and the resiliency of their supply chains. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside of our control, such as the timing of new contracts, availability of labor and materials, and foreign currency fluctuations. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.

Debt and Financing Arrangements

Revolving Credit Facility

In June 2021, we entered into a five-year unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2021.

Unsecured Notes

In July 2021, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes,” and together with the 2026 Notes, the “Notes”). The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and mature on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and mature on July 15, 2031.

At December 31, 2021, we complied with all applicable covenants under our debt and financing arrangements.

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

In July 2021, in connection with the Separation, XPO’s existing trade receivable securitization program was amended; the previous €400 million ($455 million) program is now comprised of two separate €200 million ($227 million) programs, one of which remains with the Company and expires in July 2024. As of July 2021, the Company’s special purpose entity no longer purchases trade receivables from XPO. As of December 31, 2020, current assets include trade receivables purchased from XPO in connection with our trade receivables securitization program of $105 million.

In January 2022, the Company halted sales of European trade accounts receivable related to our securitization program with the intention to terminate the program in 2022. The company may replace the securitization program with additional factoring activity or cash on hand.

Information related to the trade receivables sold was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Securitization programs
Receivables sold in period	$1,850	$1,491	$1,023
Cash consideration	1,850	1,491	943
Deferred purchase price	—	—	80

Factoring programs
Receivables sold in period	$450	$612	$794
Cash consideration	449	611	790

See Note — 11 Debt and Financing Arrangements to the consolidated financial statements for additional information.

Financial Condition

The following table summarizes our asset and liability balances as of December 31, 2021 and 2020:

	December 31,
(In millions)	2021	2020	$ Change	% Change
Total current assets	$2,099	$1,836	$263	14.3%
Total long-term assets	5,172	4,712	460	9.8%
Total current liabilities	2,329	1,738	591	34.0%
Total long-term liabilities	2,552	1,862	690	37.1%

The increase in our assets and liabilities from December 31, 2020 to December 31, 2021 primarily reflects the impact of the K + N acquisition. Total long-term assets also reflect an increase in contract assets and operating lease assets associated with our new contracts. Total long-term liabilities also reflect the settlement of related-party notes, issuance of the Notes in 2021, and operating lease liabilities associated with our new contracts.

Cash Flow Activity for the Years Ended December 31, 2021 and 2020

Our cash flows from operating, investing and financing activities are summarized as follows:

	Year Ended December 31,
(In millions)	2021	2020	$ Change	% Change
Net cash provided by operating activities	$455	$333	$122	37%
Net cash used in investing activities	(207)	(280)	73	(26)%
Net cash provided by (used in) financing activities	(241)	67	(308)	n/m
Effect of exchange rates on cash and cash equivalents	(2)	8	(10)	n/m
Net increase in cash and cash equivalents	$5	$128	$(123)	(96)%
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for 2021 increased by $122 million compared with 2020. The increase primarily reflects higher net income of $183 million in 2021, partially offset by cash provided by working capital of $31 million in 2020.

Investing Activities

Investing activities used $207 million of cash in 2021 compared with $280 million used in 2020. During 2021, we used $250 million of cash for capital expenditures, received $32 million in connection with the K + N acquisition and received $11 million from sales of property and equipment. During 2020, we used $222 million of cash for capital expenditures, used $40 million, net, in connection with the purchase and sale of affiliate trade receivables and used $30 million in connection with a pre-acquisition deposit for the K + N acquisition. During 2020, we received $12 million from sales of property and equipment.

Financing Activities

Financing activities used $241 million of cash in 2021 and generated $67 million of cash in 2020. The primary uses of cash from financing activities in 2021 were $774 million of net transfers to XPO in connection with the Separation, $128 million to purchase the remaining noncontrolling interest in GXO Logistics Europe SAS that we did not own, $72 million cash used to repay debt and finance leases and $26 million to repay borrowings related to our securitization program. The source of cash from financing activities in 2021 was the issuance of long-term debt of $794 million. By comparison, the primary sources of cash from financing activities in 2020 were $168 million of net transfers from XPO and $24 million from net borrowings related to our securitization program. The primary uses of cash from financing activities in 2020 were $123 million used to repay debt and finance leases and $21 million to purchase noncontrolling interests in GXO Logistics Europe SAS.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We lease certain facilities and equipment under non-cancellable operating lease arrangements. As of December 31, 2021, the value of our obligations under operating and finance leases was $1.8 billion and $167 million, respectively. See Note — 8 Leases to the consolidated financial statements for additional information.

As of December 31, 2021, we have $800 million of unsecured notes outstanding with interest payable semiannually, in arrears on January 15 and July 15 of each year. See Note — 11 Debt and Financing Arrangements to the consolidated financial statements for additional information.

In addition, we have obligations for agreements to purchase goods or services entered into in the ordinary course of business that are enforceable and legally binding and gross unrecognized tax benefits.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. We make assumptions, estimates and judgments that affect our reported amounts of assets, liabilities, revenues, expenses, gains and losses. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

Evaluation of Goodwill

Goodwill is tested at the reporting unit, which is an operating segment or one level below. At December 31, 2021, we had two reporting units. As of August 31, 2021, we completed qualitative impairment tests for goodwill to determine if our reporting units had fair values in excess of their carrying values. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included actual and expected financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying amount and therefore performing quantitative impairment tests was unnecessary.

A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach and/or a market-based approach. The income approach of determining fair value is based on the present value of estimated future cash flows, which requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. The discount rates reflect management’s judgment and are based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. Our forecasts also reflect expectations concerning future economic conditions, interest rates and other market data. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.

Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of any potential impairment.

Employee Benefit Plans

We sponsor an international defined benefit pension plan. Assumptions used in the accounting for these employee benefit plans include the discount rate and expected return on plan assets. Assumptions are determined based on company data and appropriate market indicators and are evaluated each year at December 31. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

The discount rate is determined based on the yield on a portfolio of high-quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. A 25 basis point decrease in the discount rate would result in an estimated increase in the accumulated benefit obligation of approximately $58 million. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. An increase or decrease of 25 basis points in the expected long-term rate of return would have decreased or increased 2021 pension expense by approximately $4 million. See Note — 14 Employee Benefit Plans to the consolidated financial statements for additional information.

New Accounting Standards

Information related to new accounting standards is included in Note — 2 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our long-term debt portfolio primarily consists of fixed-rate instruments complemented by a variable-rate Revolving Credit Facility that can be drawn on from time to time. Currently, we do not hold any derivative contracts that hedge our interest rate risk, however, we may consider entering into such contracts in the future. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes by approximately 6%. See Note — 11 Debt and Financing Arrangements to our consolidated financial statements for additional information.

Foreign Currency Exchange Risk

A portion of our net assets and income are in currencies other than the U.S. dollar (“USD”), primarily the Euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Accordingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the USD.

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

As of December 31, 2021, a uniform 10% strengthening in the value of the USD relative to the EUR, including the derivatives noted above, would have resulted in a decrease in net assets of $53 million. As of December 31, 2021, a uniform 10% strengthening in the value of the USD relative to the GBP, including the derivatives noted above, would have resulted in a decrease in net assets of $21 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

See Note — 13 Fair Value Measurements and Financial Instruments to our consolidated financial statements for additional information.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GXO Logistics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of GXO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over duplication of XPO’s IT systems and financial data

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company completed its separation from XPO Logistics, Inc. (XPO) on August 2, 2021. Prior to the separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. On the separation date, the assets and liabilities were transferred to the Company on a carry-over basis. To affect the separation, the Company established its own Information Technology (IT) systems for financial reporting (new IT systems). This included duplication of existing XPO programs and historical financial data as well as executing program development and access controls over the configurations and interfaces of key IT applications.

We identified the evaluation of the sufficiency of audit evidence over duplication of XPO’s Information Technology (IT) systems and historical financial data into the new IT systems to be used by the Company for financial reporting as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required a high degree of auditor judgment. Specifically, the number of duplicated XPO programs and volume of historical financial data transferred, as well as the configurations and interfaces of key IT applications and access rights during and after the separation required complex auditor judgment and the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We involved IT professionals with specialized skills and knowledge who assisted in determining the nature and extent of procedures to be performed and the testing of the Company’s IT program development and access controls through inquiry about and observation of these controls as well as inspection of supporting evidence to:

•obtain an understanding of the relevant IT systems and processes and testing IT general and application controls related to the duplication of XPO’s programs
•evaluate the configurations and interfaces of certain IT applications and access rights; and
•assess the duplication and transfer of historical financial data existing at the date of separation.

In addition, we reconciled the historical net assets and liabilities recorded by the Company to the net assets and liabilities transferred from XPO at the date of the separation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Stamford, Connecticut

February 17, 2022

GXO Logistics, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2021	2020	2019
Revenue	$7,940	$6,195	$6,094
Direct operating expense	6,637	5,169	5,112
Selling, general and administrative expense	714	611	514
Depreciation and amortization expense	335	323	302
Transaction and integration costs	99	47	1
Restructuring costs	4	29	15
Operating income	151	16	150
Other income, net	23	2	1
Interest expense	(21)	(24)	(33)
Income (loss) before income taxes	153	(6)	118
Income tax (expense) benefit	8	(16)	(37)
Net income (loss)	161	(22)	81
Less: Net income attributable to noncontrolling interests	(8)	(9)	(21)
Net income (loss) attributable to GXO	$153	$(31)	$60

Earnings (loss) per share data
Basic earnings (loss) per share	$1.33	$(0.27)	$0.52
Diluted earnings (loss) per share	$1.32	$(0.27)	$0.52

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	114,632	114,626	114,626
Diluted weighted-average common shares outstanding	115,597	114,626	114,626

See accompanying notes to the consolidated financial statements.

GXO Logistics, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2021	2020	2019
Net income (loss)	$161	$(22)	$81

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax expense (benefit) of $(3), $(3) and $3, respectively	(46)	129	(13)
Unrealized gain on hedging instruments, net of tax expense (benefit) of $—, $— and $—, respectively	—	2	—
Defined benefit plans adjustment, net of tax expense (benefit) of $(2), $— and $—, respectively	7	1	1
Other comprehensive income (loss)	(39)	132	(12)
Comprehensive income	122	110	69
Less: Comprehensive income attributable to noncontrolling interests	7	17	23
Comprehensive income attributable to GXO	$115	$93	$46

See accompanying notes to the consolidated financial statements.

GXO Logistics, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$333	$328
Accounts receivable, net of allowances of $13 and $18, respectively	1,507	1,224
Other current assets	259	284
Total current assets	2,099	1,836
Long-term assets
Property and equipment, net of $1,128 and $922 in accumulated depreciation, respectively	863	770
Operating lease assets	1,772	1,434
Goodwill	2,017	2,063
Intangible assets, net of $407 and $373 in accumulated amortization, respectively	257	299
Other long-term assets	263	146
Total long-term assets	5,172	4,712
Total assets	$7,271	$6,548
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$624	$415
Accrued expenses	998	784
Short-term borrowings and obligations under finance leases	34	58
Current operating lease liabilities	453	332
Other current liabilities	220	149
Total current liabilities	2,329	1,738
Long-term liabilities
Long-term debt and obligations under finance leases	927	615
Long-term operating lease liabilities	1,391	1,099
Other long-term liabilities	234	148
Total long-term liabilities	2,552	1,862
Commitments and Contingencies (Note 19)
Stockholders’ equity
Common Stock, $0.01 par value per share, 300,000 shares authorized, 114,659 shares issued and outstanding, as of December 31, 2021	1	—
Preferred Stock, $0.01 par value per share, 10,000 shares authorized, 0 shares issued and outstanding, as of December 31, 2021	—	—
Additional paid-in capital	2,354	—
Retained earnings	126	—
XPO investment	—	2,765
Accumulated other comprehensive income (loss)	(130)	58
Total stockholders’ equity before noncontrolling interests	2,351	2,823
Noncontrolling interests	39	125
Total equity	2,390	2,948
Total liabilities and equity	$7,271	$6,548

See accompanying notes to the consolidated financial statements.

GXO Logistics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$161	$(22)	$81
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	335	323	302
Stock-based compensation expense	28	25	23
Deferred tax benefit	(62)	(27)	(2)
Other	(10)	—	17
Changes in operating assets and liabilities
Accounts receivable	(243)	(122)	(173)
Other assets	(57)	4	51
Accounts payable	114	(13)	(41)
Accrued expenses and other liabilities	189	165	(113)
Net cash provided by operating activities	455	333	145
Cash flows from investing activities:
Capital expenditures	(250)	(222)	(222)
Proceeds from sale of property and equipment	11	12	15
Cash collected on deferred purchase price receivables	—	—	112
Purchase and sale of affiliate trade receivables, net	—	(40)	(52)
Acquisition of business, net of cash acquired	32	(30)	—
Net cash used in investing activities	(207)	(280)	(147)
Cash flows from financing activities:
Proceeds from issuance of debt, net	794	—	—
Repayment of debt and finance leases	(72)	(123)	(376)
Proceeds (repayment) related to trade securitization program	(26)	24	—
Purchase of noncontrolling interests	(128)	(21)	(258)
Net proceeds related to secured borrowing activity on prior securitization program	—	—	261
Net transfers (to) from XPO	(774)	168	278
Other	(35)	19	(7)
Net cash provided by (used in) financing activities	(241)	67	(102)
Effect of exchange rates on cash and cash equivalents	(2)	8	3
Net increase (decrease) in cash and cash equivalents	5	128	(101)
Cash and cash equivalents, beginning of year	328	200	301
Cash and cash equivalents, end of year	$333	$328	$200
Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$32	$29
Cash paid for income taxes	$75	$27	$40
Non-cash settlement of related party debt due to the Separation	$437	$—	$—

See accompanying notes to the consolidated financial statements.

GXO Logistics, Inc.

Consolidated Statements of Changes in Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	XPO Investment	Accumulated Other Comprehensive Income (Loss)	Total GXO Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2018	—	$—	$—	$—	$2,312	$(52)	2,260	$314	$2,574
Net income	—	—	—	—	60	—	60	21	81
Other comprehensive income (loss)	—	—	—	—	—	(14)	(14)	2	(12)
Purchase of noncontrolling interest	—	—	—	—	(3)	—	(3)	(255)	(258)
Other	—	—	—	—	(7)	—	(7)	(2)	(9)
Net transfers from XPO	—	—	—	—	271	—	271	50	321
Balance as of December 31, 2019	—	$—	$—	$—	$2,633	$(66)	$2,567	$130	$2,697
Net income (loss)	—	—	—	—	(31)	—	(31)	9	(22)
Other comprehensive income	—	—	—	—	—	124	124	8	132
Purchase of noncontrolling interests	—	—	—	—	(1)	—	(1)	(20)	(21)
Net transfers from (to) XPO	—	—	—	—	164	—	164	(2)	162
Balance as of December 31, 2020	—	$—	$—	$—	$2,765	$58	$2,823	$125	$2,948
Net income	—	—	—	126	27	—	153	8	161
Other comprehensive loss	—	—	—	—	—	(38)	(38)	(1)	(39)
Stock-based compensation	—	—	11	—	—	—	11	—	11
Vesting of stock compensation awards	33	—	—	—	—	—	—	—	—
Tax withholding related to vesting of stock compensation awards	—	—	(1)	—	—	—	(1)	—	(1)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(128)	(128)
Net transfers from (to) XPO, including separation adjustments	—	—	—	—	(447)	(150)	(597)	40	(557)
Issuance of common stock and reclassification of XPO investment	114,626	1	2,344	—	(2,345)	—	—	—	—
Other	—	—	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2021	114,659	$1	$2,354	$126	$—	$(130)	$2,351	$39	$2,390

See accompanying notes to the consolidated financial statements.

GXO Logistics, Inc.

Notes to Consolidated Financial Statements

1. Organization

Nature of Operations

GXO Logistics, Inc., together with its subsidiaries (“GXO” or the “Company”), is the largest pure-play contract logistics provider in the world and the foremost innovator in the logistics industry. The Company provides high-value-add warehousing and distribution, order fulfillment and other supply chain services differentiated by its industry-leading ability to deliver technology-enabled, customized solutions. In addition, the Company is a major provider of reverse logistics or returns management. The Company serves a broad range of customers across a range of industries, such as e-commerce, omnichannel retail, consumer technology, food and beverage, industrial and manufacturing, and consumer packaged goods. The Company presents its operations in the consolidated financial statements as one reportable segment.

On August 2, 2021, the Company completed the separation from XPO Logistics, Inc. (“XPO”) (the “Separation”). The Separation was accomplished by the distribution of 100 percent of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. GXO is now a standalone publicly-traded company. On August 2, 2021, regular-way trading of GXO’s common stock commenced on the New York Stock Exchange under the ticker symbol “GXO.” GXO was incorporated as a Delaware corporation in February 2021.

The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO. See Note — 3 The Separation for additional information of the agreements executed in connection with the Separation.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO (the “historical financial statements”). On August 2, 2021, the Company became a standalone publicly-traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now also referred to as “Consolidated Financial Statements,” and have been prepared under the U.S. generally accepted accounting principles (“GAAP”).

Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis.

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportionally adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The Company believes the assumptions regarding allocations of XPO corporate expenses are reasonable. Nevertheless, the consolidated financial statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone entity during the periods presented. The majority of these allocated costs are recorded within Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations. All charges and allocations for facilities, functions and services performed by XPO organizations have been deemed settled in cash by GXO to XPO in the year in which the cost was recorded in the Consolidated Statements of Operations.

For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.

The Company’s consolidated financial statements include the accounts of GXO Logistics, Inc. and its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical information and on various other assumptions that it believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, loss contingencies, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectability of accounts receivable and the fair value of financial instruments. Actual results may vary from those estimates.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the logistics business, and adversely impact the Company’s estimates, particularly those that require consideration of forecasted financial information. The business and economic uncertainty resulting from the COVID-19 pandemic has made calculating estimates and assumptions more difficult.

Significant Accounting Policies

Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. Bank overdraft positions occur when total outstanding issued checks exceed available cash balances at a single financial institution. The Company had no bank overdrafts as of December 31, 2021 and $27 million as of December 31, 2020, recorded within Other current liabilities in the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. The Company records accounts receivable at the contractual amount and records an allowance for doubtful accounts for the amount it estimates it may not collect. In determining the allowance for doubtful accounts, the Company considers historical collection experience, the age of the accounts receivable balances, the credit quality and risk of its customers, any specific customer collection issues, current economic conditions and other factors that may impact its customers’ ability to pay. The Company writes off accounts receivable balances once the receivables are no longer deemed collectible.

The rollforward of the allowance for doubtful accounts was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Beginning balance	$18	$20	$11
Provisions charged to expense	4	8	13
Write-offs, less recoveries, and other adjustments	(9)	(10)	(4)
Ending balance	$13	$18	$20

Trade Receivables Securitization and Factoring Programs

The Company sells certain of its trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. The Company also sells certain European trade accounts receivable under a securitization program that contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows.

The Company accounts for transfers under its securitization and factoring arrangements as sales because the Company sells full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from the Consolidated Balance Sheets at the date of transfer.

Property and Equipment

Property and equipment, which includes assets recorded under finance leases, are stated at cost less accumulated depreciation or, in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expenses as incurred.

For computer software developed, all costs incurred during the planning and evaluation stages are expensed as incurred. Software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter. Land and assets held within construction in progress are not depreciated.

The estimated useful lives of property and equipment are described below:

Estimated Useful Life
Buildings	40 years
Leasehold improvements	Shorter of useful life or term of lease
Technology and automated systems	3 to 15 years
Warehouse equipment and other	3 to 15 years
Computer, software and equipment	1 to 5 years

Lease Obligations

The Company has operating leases primarily for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment and finance leases for equipment. The Company determines if an arrangement is a lease at inception. For leases with terms greater than 12 months, the Company recognizes lease assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. Amounts received from a landlord are classified as a lease incentive and included as a reduction to the lease asset. Lease incentives received are included within operating activities on the Consolidated Statement of Cash Flows. For most of the Company’s leases, the implicit rate cannot be readily determined and, as a result, the Company uses the incremental borrowing rates at commencement date to determine the present value of future lease payments.

For leases that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), the Company generally includes both the lease costs and non-lease costs as a single lease component in the measurement of the lease asset and liability. The Company excludes variable lease payments (such as payments based on an index) from its initial measurement of the lease liability. The Company includes options to extend or terminate a lease in the lease term when the Company is reasonably certain to exercise such options.

Segment Reporting

The Company is comprised of two operating segments based on the operating results regularly reviewed by the chief operating decision-maker (“CODM”) to make decisions about resource allocation and the performance of the business. These two operating segments have been aggregated into a single reporting segment.

Goodwill and Intangible Assets

The Company records goodwill as the excess of the consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. The Company has two reporting units: i) Americas, Asia and Pacific and ii) Europe. The Company measures goodwill impairment, if any, as the amount by which the carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, the Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in the Company’s stock price and market capitalization of the Company and macroeconomic conditions. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company uses the income approach and/or a market-based approach to determine the reporting units’ fair values, which are based on discounted cash flows. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units.

The Company’s intangible assets consist of customer relationships which are amortized on a straight-line basis or over their respective useful life using patterns that reflect the economic benefits of the assets are expected to be realized. The Company reviews its customer relationships for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Impairment of Long-lived assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, the company evaluates recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group. If the assets are impaired, an impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate consistent with the risks associated with the recovery of the asset.

Insurance liabilities

The Company participates in a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, general liability, vehicular, cargo, cyber attack and workers’ compensation claims. The Company estimates insurance liabilities using several factors, primarily based on independent third-party actuary determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic factors and severity factors.

Liabilities for the risks the Company retains, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Changes in these assumptions and factors can impact actual costs paid to settle the claims and those amounts may be different than estimates.

Revenue Recognition

The Company generates revenue by providing supply chain services for its customers, including warehousing and distribution, order fulfillment, reverse logistics, packaging and labeling, factory and aftermarket support, and inventory management contracts ranging from a few months to a few years. Generally, the Company’s contracts provide the customer an integrated service that includes two or more services, including but not limited to facility and equipment costs, construction, repair and maintenance services and labor.

For these contracts, the Company does not consider the services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer. Revenue is recognized using the series guidance over the period in which services are provided under the terms of the Company’s contractual relationships with its clients.

The transaction price is based on the amount specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration in a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration is comprised of cost reimbursement determined based on the costs incurred, per-unit pricing is determined based on units provided, and time and materials pricing is determined based on the hours of services provided. The variable consideration component is recognized over time based on the level of activity.

Generally, pricing can be adjusted based on contractual provisions related to achieving agreed-upon performance metrics, changes in volumes, services and market conditions. Revenue relating to these pricing adjustments is estimated and included in the consideration if it is probable that a significant revenue reversal will not occur in the future. The estimate of variable consideration is determined by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on terms specified in the revenue contract and they pay us according to approved payment terms.

Contract Assets

Contract assets consist of two components, customer acquisition costs and costs to fulfill a contract. The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract in advance of revenue recognition, such as certain labor, third-party service and related product costs. These costs are recognized as an asset if the Company expects to recover them. Costs incurred to obtain a contract with an amortization period of one year or less are expensed as incurred. Contract fulfillment costs are recognized consistent with the transfer of the underlying performance obligations to the customer based on the specific contracts to which they relate. Contract assets are primarily amortized to Direct operating expense in the Consolidated Statements of Operations over the contract term.

Contract Liabilities

Contract liabilities, which are recorded within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets, represent the Company’s obligation to transfer services to a customer for which the Company has received consideration or the amount is due from the customer.

Derivative Instruments

The Company records all its derivative financial instruments on the Consolidated Balance Sheets as assets or liabilities measured at fair value. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income or as a basis adjustment to the underlying hedged item and reclassified to earnings in the year in which the hedged item affects earnings. The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed of. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject us to increased earnings volatility.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based or performance-based vesting conditions only, the Company establishes the fair value based on the market price on the date of the grant. For stock options, the Company determines the fair value based on its stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company recognizes the grant date fair value of equity awards as compensation cost over the requisite service period. The Company accounts for forfeitures as they occur.

Defined Benefit Plan
The Company calculates its employer-sponsored retirement plan obligations using various actuarial assumptions and methodologies. Assumptions include discount rates, expected long-term rate of return on plan assets, mortality rates and other factors. The assumptions used in recording the projected benefit obligation and fair value of plan assets represent the Company’s best estimates based on available information regarding historical experience and factors that may cause future expectations to differ. The Company’s obligation and future expense amounts could be materially impacted by differences in experience or changes in assumptions.

The impact of plan amendments, actuarial gains and losses and prior-service costs are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Cumulative gains and losses over 10% of the greater of the beginning of year benefit obligation or fair value of the plan assets are amortized over the expected average life expectancy.

Income Taxes

The Company accounts for income taxes using the asset and liability method on a legal entity and jurisdictional basis, under which the Company recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The calculation of the annual effective tax rate relies on several factors including pre-tax earnings, various jurisdiction statutory tax rates, tax credits, uncertain tax positions, valuation allowances and differences between tax laws and accounting laws. The effective tax rate in any financial statement period may be materially impacted by changes in the blend and/or level of earnings by individual taxing jurisdictions. Valuation allowances are established when it is more likely than not that the Company’s deferred tax assets will not be realized based on all available evidence. The Company records Global Intangible Low-Taxed Income tax as a period cost.

The Company uses judgments and estimates in evaluating its tax positions. The Company’s tax returns are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years. The Company recognizes tax benefits from uncertain tax positions only if based on the technical merits of the position it is more likely than not that the tax positions will be sustained on examination by the tax authority. The Company adjusts these tax liabilities, including related interest and penalties, based on the current facts and circumstances. The Company reports tax-related interest and penalties as a component of income tax expense.

Foreign Currency Translation and Transactions

The assets and liabilities of the Company’s foreign subsidiaries that use their local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in AOCI in the Consolidated Balance Sheets. The Company converts foreign currency transactions recognized in the Consolidated Statements of Operations to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in Other income, net in the Consolidated Statements of Operations and were not material for any of the years presented.
Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to enhance consistency and comparability among reporting entities. The Company adopted this standard on January 1, 2021 on a prospective basis. The adoption did not have a material effect on the consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. The Company intends to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. This guidance will be effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

3. The Separation

The Separation was completed under a Separation and Distribution Agreement and various other agreements that govern aspects of the Company’s relationship with XPO, including, but not limited to a Transition Services Agreement (“TSA”), a Tax Matters Agreement (“TMA”), an Employee Matters Agreement (“EMA”) and an Intellectual Property License Agreement (“IPLA”).

The Separation and Distribution Agreement contains provisions that, among other things, relate to (i) assets, liabilities and contracts transferred, assumed and assigned to each of GXO and XPO as part of the Separation, (ii) cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of GXO’s business with GXO and financial responsibility for the obligations and liabilities of XPO’s remaining business with XPO, (iii) the allocation among GXO and XPO of rights and obligations under existing insurance policies for occurrences before completion of the Separation and (iv) procedures governing the resolution of disputes, controversies or claims that may arise between GXO and XPO related to the Separation.

Under the TSA, (i) XPO provides GXO and certain of its affiliates, on an interim, transitional basis, various services, and (ii) GXO provides XPO and certain of its affiliates, on an interim, transitional basis, various services. The services provided include treasury administration, employee benefits administration, information technology services, regulatory services, general administrative services and other support services. The services generally commenced on the date of the Separation and will terminate no later than 12 months following the Separation.

XPO and GXO also entered into a TMA that governs the parties’ respective rights, responsibilities and obligations for tax matters; including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters. GXO is generally responsible for federal, state and foreign income taxes (i) imposed on a separate return basis on GXO or any of its subsidiaries or (ii) imposed on a consolidated or combined return basis for audit or other adjustments attributable to GXO or any of its subsidiaries, in each case, for taxable periods, or portions thereof, that ended on or prior to the Separation. The TMA provides special rules that allocate responsibility for tax liabilities arising from a failure of the Separation transactions to qualify for tax-free treatment based on the reasons for such failure. The TMA also imposes restrictions on GXO during the two years following the Separation that are intended to prevent the Separation and certain related transactions from failing to qualify as transactions that are generally tax-free.

The EMA allocated assets, liabilities, and responsibilities relating to employee compensation and benefit plans and programs and other employee-related matters in connection with the Separation. Under the EMA, the Company became the plan sponsor for its U.K. defined benefit pension plan (the “U.K. Retirement Plan”) and recognized net assets of $36 million, reflecting the plan assets and projected benefit obligation, and accumulated other comprehensive loss, net of tax of $82 million. See Note — 14 Employee Benefit Plans for additional information.

The IPLA provides the parties with reciprocal, non-exclusive licenses under certain intellectual property rights transferred to GXO and certain intellectual property rights retained by XPO to provide the parties freedom to operate their respective businesses.

In connection with the Separation, related party debt between GXO and XPO was settled and is no longer reflected in the Consolidated Balance Sheet as of December 31, 2021. In June 2021, the Company entered into a five-year, unsecured multi-currency revolving credit facility (the “Revolving Credit Facility”). Initially, the Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. Additionally, in July 2021, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes,” and together with the 2026 Notes, the “Notes”). The net proceeds from the Notes were used to fund a cash payment to XPO of $794 million in connection with the Separation. See Note — 11 Debt and Financing Arrangements for additional information.

In July 2021, in connection with the Separation, XPO’s existing trade receivable securitization program was amended; the previous €400 million ($455 million) program is now comprised of two separate €200 million ($227 million) programs, one of which remains with the Company and expires in July 2024. See Note — 11 Debt and Financing Arrangements for additional information.

In August 2021, the Company amended certain legal entity structures and transferred assets under a legal entity restructuring plan. In connection with the restructuring, the Company entered into certain agreements to license the right to use trademarks, trade names and other intellectual property related to the GXO brand to its non-U.S. affiliates and recorded a positive income tax adjustment of $42 million along with a corresponding increase to deferred tax asset in the third quarter of 2021. Also, in connection with the legal entity restructuring, the Company made a one-time income tax cash payment of $16 million in the fourth quarter of 2021.

4. Acquisitions

European Acquisition

In January 2021, the Company acquired the majority of Kuehne + Nagel’s contract logistics operations in the U.K. (the “K + N acquisition”). For the year ended December 31, 2021, the K + N acquisition generated revenues of $604 million, primarily recorded in the food and beverage vertical, and operating income was not material. The operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management.

The Company recorded the fair value of assets and liabilities assumed, including approximately $300 million of operating and finance lease assets and liabilities. The Company acquired intangibles of $26 million with a weighted-average amortization period of 9 years. Goodwill acquired in connection with the acquisition was $16 million, recorded in the European reporting unit. Pro forma results of operations for this acquisition have not been presented as it is not material to the consolidated financial statements.

GXO Logistics Europe Purchase

In 2020 and 2019, the Company purchased additional noncontrolling interest in GXO Logistics Europe of $21 million and $258 million, respectively. In connection with the Separation, the portion of the noncontrolling interest not attributable to GXO was recorded as a transfer to the XPO investment account. In 2021, the Company completed the purchase of the remaining noncontrolling interest at a cost of approximately $128 million and transferred $40 million to XPO. Following this transaction, the Company owns all of the outstanding shares of GXO Logistics Europe SAS.

5. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
United Kingdom	$2,634	$1,526	$1,385
United States	2,469	2,221	2,338
France	734	643	652
Netherlands	651	499	467
Spain	479	422	377
Other	973	884	875
Total	$7,940	$6,195	$6,094

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry sector. Revenue disaggregated by industry sector was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
E-commerce, omnichannel retail and consumer technology	$4,191	$3,258	$3,007
Food and beverage	1,328	908	936
Industrial and manufacturing	994	920	952
Consumer packaged goods	832	627	505
Other	595	482	694
Total	$7,940	$6,195	$6,094

Contract Balances

	December 31,
(In millions)	2021	2020
Contract assets (1)	$147	$66
Contract liabilities (2)	220	97
(1) Contract assets are included in Other current assets and Other long-term assets.
(2) Contract liabilities are included in Other current liabilities and Other long-term liabilities. For the year ended December 31, 2021, the Company recognized revenues of $68 million that were included in contract liabilities at December 31, 2020. As of December 31, 2021, contract liabilities included $64 million related to the K + N acquisition.

Performance Obligations

The remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, the Company omits obligations that have original expected durations of one year or less or contain variable consideration. On December 31, 2021, the fixed consideration component of the Company’s remaining performance obligation was approximately $2.1 billion, and the Company expects to recognize approximately 69% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

6. Restructuring Charges

The Company engages in restructuring actions as part of its ongoing efforts to best use its resources and infrastructure, including actions in response to COVID-19. These actions generally include severance and facility-related costs, including impairment of operating lease assets, and are intended to improve efficiency and profitability.

The following is a rollforward of the Company’s restructuring liability, which is included in Other current liabilities in the Consolidated Balance Sheet:

(In millions)
Balance as of December 31, 2019	$11
Charges incurred (1)	29
Payments	(16)
Foreign exchange and other	(4)
Balance as of December 31, 2020	$20
Charges incurred (1)	4
Payments	(14)
Foreign exchange and other	(7)
Balance as of December 31, 2021	$3
(1) Charges incurred are net of adjustments to previously recognized liabilities.

The remaining restructuring liability at December 31, 2021 primarily relates to severance payments and is expected to be substantially paid within 12 months.

7. Property and Equipment

The following table summarizes property and equipment:

	December 31,
(In millions)	2021	2020
Land	$7	$6
Buildings and leasehold improvements	326	273
Warehouse equipment and other	832	700
Computer, software and equipment (1)	550	499
Technology and automated systems	276	214
Total property and equipment, gross	1,991	1,692
Less: accumulated depreciation and amortization	(1,128)	(922)
Total property and equipment, net	$863	$770
(1) Includes internally developed software of $214 million and $198 million as of December 31, 2021 and 2020, respectively.

Depreciation and amortization of property and equipment was $274 million, $262 million and $236 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, the Company held long-lived tangible assets outside the U.S. of $428 million and $359 million, respectively.

8. Leases
The following amounts were recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2021	2020
Operating leases:
Operating lease assets	$1,772	$1,434

Current operating lease liabilities	$453	$332
Long-term operating lease liabilities	1,391	1,099
Total operating lease liabilities	$1,844	$1,431

Finance leases:
Property and equipment, gross	$234	$199
Accumulated depreciation	(79)	(49)
Property and equipment, net	$155	$150

Short-term borrowings and obligations under finance leases	$34	$31
Long-term debt and obligations under finance leases	133	127
Total finance lease liabilities	$167	$158

Supplemental weighted-average information for leases was as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	5.3 years	5.7 years
Finance leases	11.6 years	11.4 years
Weighted-average discount rate
Operating leases	3.5%	4.4%
Finance leases	3.8%	4.6%

The components of lease expense were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Operating leases:
Operating lease cost	$657	$532	$500
Short-term lease cost	80	55	57
Variable lease cost	75	65	65
Total lease cost	$812	$652	$622
Finance leases:
Amortization of leased assets	$32	$24	$12
Interest expense on lease liabilities	6	4	2
Total lease cost	$38	$28	$14
Total operating and finance lease cost	$850	$680	$636

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$578	$556	$505
Operating cash flows for finance leases	6	4	2
Financing cash flows for finance leases	25	17	11
Leased assets obtained in exchange for new lease obligations:
Operating leases (1)	$932	$392	$478
Finance leases (2)	39	38	51
(1) Includes $281 million related to the K + N acquisition.
(2) Includes $23 million related to the K + N acquisition.

Maturities of lease liabilities as of December 31, 2021 were as follows:

(In millions)	Finance Leases	Operating Leases
2022	$38	$503
2023	34	440
2024	25	332
2025	22	248
2026	12	181
Thereafter	81	329
Total lease payments	212	2,033
Less: interest	(45)	(189)
Present value of lease liabilities	$167	$1,844

As of December 31, 2021, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $301 million. These operating leases will begin in 2022 and 2023, with initial lease terms ranging from 1 to 15 years.

9. Goodwill

The following tables present the changes in goodwill for the years ended December 31, 2021 and 2020.

(In millions)
Goodwill as of December 31, 2019	$1,984
Impact of foreign exchange translation	79
Goodwill as of December 31, 2020	2,063
Acquisition	16
Impact of foreign exchange translation	(62)
Goodwill as of December 31, 2021	$2,017

As of December 31, 2021 and 2020, there were no accumulated goodwill impairment losses.

10. Intangible Assets

The following table summarizes identifiable intangible assets:

	December 31, 2021			December 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$664	$(407)	$257	$672	$(373)	$299

For the years ended December 31, 2021, 2020 and 2019, there were no intangible assets impairment losses.

Intangible asset amortization expense was $61 million, $61 million and $65 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows.

(In millions)	2022	2023	2024	2025	2026	Thereafter
Estimated amortization expense	$48	$41	$39	$35	$32	$62

11. Debt and Financing Arrangements

The following table summarizes the carrying value of debt:

	December 31,
(In millions)	2021	2020
1.65% Unsecured notes due 2026 (1)	$397	$—
2.65% Unsecured notes due 2031 (2)	396	—
Finance leases and other	168	161
Borrowings related to trade securitization program	—	26
Related-party debt	—	486
Total debt and obligations under finance leases	961	673
Less: Short-term borrowings and obligations under finance leases	34	58
Total long-term debt and obligations under finance leases	$927	$615
(1) The carrying value of the 1.65% Notes due 2026 is presented net of unamortized debt issuance cost and discount of $3 million as of December 31, 2021.
(2) The carrying value of the 2.65% Notes due 2031 is presented net of unamortized debt issuance cost and discount of $4 million as of December 31, 2021.

Unsecured Notes

In July 2021, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of the 2026 Notes and the 2031 Notes.

The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2031. The indentures governing the Notes contain covenants that are customary for financings of this type, including a limitation on liens. At December 31, 2021, the Company was in compliance with the covenants of the indenture governing the Notes.

The Company recognized $6 million of debt discounts and $2 million of debt issuance costs that were recorded as a reduction to the related debt instrument and will be amortized to interest expense over the life of the Notes.

Revolving Credit Facility

In June 2021, prior to the Separation, the Company entered into a five-year unsecured multi-currency Revolving Credit Facility. Initially, the Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the Revolving Credit Facility will bear interest at a fluctuating rate equal to: (i) with respect to borrowings in dollars, at the Company’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate, and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. In addition, the Company is paying a commitment fee of 0.15% per annum on the unused portion of the commitments under the Revolving Credit Facility.

The covenants in the Revolving Credit Facility, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the Revolving Credit Facility requires the Company to maintain a consolidated leverage ratio below a specified maximum. At December 31, 2021, the Company was in compliance with the covenants of the credit agreement governing its Revolving Credit Facility.

There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2021. Amounts drawn and repaid within three months are presented as net in the Consolidated Statement of Cash Flows.

Related-Party Debt

The following related-party debt agreements between GXO and XPO were settled pursuant to the Separation and are no longer reflected in the Consolidated Balance Sheet as of December 31, 2021.

•An unsecured loan bearing interest at a rate of 5.625% with a principal amount not exceeding $391 million and maturing in June 2024. As of December 31, 2020, the Company had an outstanding loan payable to XPO of $186 million.
•A €20 million unsecured loan entered into in 2013, bearing interest at a variable rate of twelve-month Euribor plus 1% and maturing in October 2026. As of December 31, 2020, the Company had an outstanding loan payable to XPO of $23 million.
•A £82 million unsecured loan bearing interest at a variable rate of twelve-month LIBOR plus 1% and maturing in October 2026. As of December 31, 2020, the Company had an outstanding loan payable to XPO of $112 million.
•A €335 million loan bearing interest at a fixed rate of 5.625% and maturing in June 2024. As of December 31, 2020, the Company had an outstanding loan payable to XPO of $165 million.

Trade Receivables Securitization and Factoring Programs

The Company sells certain of its trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. The Company also sells certain European trade accounts receivable under a securitization program that contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. The Company accounts for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. The trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables. The Company uses trade receivables securitization and factoring programs to help manage its cash flows.

Under the securitization program, the Company participates in a trade receivables securitization program co-arranged by two European banks (the “Purchasers”). Under the program, a wholly-owned bankruptcy-remote special purpose entity of the Company sells trade receivables that originate with wholly-owned subsidiaries to unaffiliated entities managed by the Purchasers. The special purpose entity is a variable interest entity and has been presented within these consolidated financial statements based on the Company’s control of the entity’s activities. In July 2021, in connection with the Separation, XPO’s existing trade receivable securitization program was amended; the previous €400 million ($455 million) program is now comprised of two separate €200 million ($227 million) programs, one of which remains with the Company and expires in July 2024. As of July 2021, the Company’s special purpose entity no longer purchases trade receivables from XPO. As of December 31, 2020, Other current assets include trade receivables purchased from XPO in connection with the Company’s trade receivables securitization program of $105 million. The weighted average interest rate was 0.75% as of December 31, 2021. Charges for commitment fees, which are based on a percentage of available amounts, and charges for administrative fees were not material to the Company’s results of operations for the years ended December 31, 2021, 2020 and 2019.

The Company accounts for transfers under its securitization and factoring arrangements as sales because the Company sells full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from the Consolidated Balance Sheets at the date of transfer. In the securitization and factoring arrangements, the Company’s continuing involvement is limited to servicing the receivables. The fair value of any servicing assets and liabilities is immaterial. The trade receivables securitization program permits us to borrow, on an unsecured basis, cash collected in a servicing capacity on previously sold receivables which are included in short-term borrowings and obligations under finance leases in the Consolidated Balance Sheets until they are repaid in the following month’s settlement.

In January 2022, the Company halted sales of European trade accounts receivable related to the securitization program with the intention to terminate the program in 2022.

Information related to trade receivables sold was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Securitization programs
Receivables sold in period	$1,850	$1,491	$1,023
Cash consideration	1,850	1,491	943
Deferred purchase price	—	—	80

Factoring programs
Receivables sold in period	$450	$612	$794
Cash consideration	449	611	790

12. Accrued Expenses

The components of accrued expenses are as follows:

	December 31,
(In millions)	2021	2020
Facility and transportation charges	$387	$259
Salaries and wages	367	317
Value-added tax and other taxes	135	141
Other	109	67
Total accrued expenses	$998	$784

13. Fair Value Measurements and Financial Instruments

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
Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2021 and 2020, due to their short-term nature.

Debt

The fair value of debt was as follows:

		December 31, 2021		December 31, 2020
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$391	$397	$—	$—
2.65% Unsecured notes due 2031	2	394	396	—	—
Related-party debt	3	—	—	486	486

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures. The objective of these derivative instruments is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. In connection with the Separation, XPO novated certain cross-currency swaps and options to the Company. As a result, the Company recorded accumulated other comprehensive loss, net of tax of $28 million. These financial instruments are not used for trading or other speculative purposes. The Company does not expect to incur any losses as a result of counterparty default.

Derivatives

Cross-Currency Swap Agreements

The Company enters into cross-currency swap agreements to manage the foreign currency exchange risk related to its international operations by effectively converting fixed-rate USD-denominated debt, including the associated interest payments, to fixed-rate, Euro-denominated debt. The risk management objective of these transactions is to manage foreign currency risk relating to net investments in subsidiaries denominated in foreign currencies and reduce the variability in the functional currency equivalent cash flows of this debt.

During the term of the swap contracts, the Company will receive interest, either on a quarterly or semi-annual basis, from the counterparties based on USD fixed interest rates, and the Company will pay interest, also on a quarterly or semi-annual basis, to the counterparties based on Euro fixed interest rates. At maturity, the Company will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2026.

The Company designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. The Company applies the critical terms match method of assessing the effectiveness of its net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in AOCI. The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. For net investment hedges that were de-designated prior to their maturity, the amounts in AOCI will remain in AOCI until the subsidiary is sold or substantially liquidated. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Operating activities in the Consolidated Statements of Cash Flows.

Foreign Currency Options

The Company uses foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from the operations that use the Euro or the British pound sterling as their functional currency. The foreign currency option contracts were not designated as qualifying hedging instruments as of December 31, 2021. The contracts are used to manage the Company’s exposure to foreign currency exchange rate fluctuations and are not speculative. The contracts generally expire in 12 months or less. Gains or losses on the contracts are recorded in Other income, net in the Consolidated Statements of Operations. Cash flows related to the foreign currency contracts are included in investing activities in the Consolidated Statements of Cash Flows, consistent with the nature and purpose for which these derivatives were acquired.

The Company presents the fair value of its derivative assets and liabilities on a gross basis. The fair value of derivative instruments and the related notional amounts were as follows:

	December 31, 2021
(In millions)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedges
Liabilities:
Cross-currency swap agreements	$328	Other current liabilities	$4
Cross-currency swap agreements	165	Other long-term liabilities	4
Derivatives not designated as hedges
Assets:
Foreign currency option contracts	$368	Other current assets	$11
Foreign currency option contracts	37	Other long-term assets	1

The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of derivative instruments designated as hedges in the Consolidated Statements of Operations was as follows:

	Year Ended December 31, 2021
(In millions)	Gain (loss) on Derivatives Recognized in OCI	Gain (loss) Reclassified from AOCI into Net Income (Loss) (1)	Gain (loss) Recognized in Net Income (Loss) on Derivatives (Excluded from effectiveness testing)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(17)	$1	$2
Total	$(17)	$1	$2
(1) Amounts reclassified to net income are reported within Other income, net in the Consolidated Statements of Operations.

The gain recognized in earnings for foreign currency options not designated as hedging instruments was $2 million for the year ended December 31, 2021, of which $1 million was unrealized. These amounts are recorded in Other income, net in the Consolidated Statements of Operations.

There were no derivative instruments in the consolidated financial statements as of December 31, 2020.

14. Employee Benefit Plans

Defined Benefit Plan

Prior to the Separation, certain eligible employees of XPO participated in XPO’s U.K. Retirement Plan which did not allow for new participants or additional benefit accruals. In connection with the Separation, the Company became the plan sponsor for the U.K. Retirement Plan, and the consolidated financial statements for the year ended December 31, 2021 include the funded status of the plan and periodic benefit costs. The majority of the plan assets transferred to the Company were fixed income securities including government bonds and debt instruments which are primarily classified as Level 2 in the fair value hierarchy. There are no unfunded commitments or redemption restrictions related to these investments. The Company also maintains defined benefit pension plans for some of its foreign subsidiaries that are excluded from the disclosures below due to their immateriality.

The Company determines the net periodic benefit costs using assumptions regarding the projected benefit obligation and the fair value of the plan assets as of the beginning of the year. Net periodic benefit cost is recorded within Other income, net in the Consolidated Statement of Operations. The Company calculates the funded status of the defined benefit pension plan as the difference between the projected benefit obligation and the fair value of the plan assets.

Funded Status of Defined Benefit Plan

The change in the projected benefit obligation of the plan as of December 31, 2021 was as follows:

(In millions)
Projected benefit obligation at beginning of year	$—
Liabilities assumed from XPO	1,408
Interest cost	11
Actuarial loss	39
Benefits paid	(27)
Foreign currency exchange rate changes	(31)
Projected benefit obligation at end of year (1)	$1,400
(1) As of December 31, 2021, the accumulated benefit obligation was equal to the projected benefit obligation.

Actuarial losses were a result of assumption changes, including a decrease in the discount rate and an increase in the inflation assumptions.

The change in the fair value of the plan assets as of December 31, 2021 was as follows:

(In millions)
Fair value of plan assets at beginning of year	$—
Assets transferred from XPO	1,444
Actual return on plan assets	75
Benefits paid	(27)
Foreign currency exchange rate changes	(32)
Fair value of plan assets at end of year	$1,460

The reconciliation of the funded status of the plan as of December 31, 2021 was as follows:

(In millions)
Fair value of plan assets	$1,460
Projected benefit obligation	1,400
Funded status at the end of the year (1)	$60
(1) Funded status is recorded within Other long-term assets.

The amounts included in AOCI that have not yet been recognized in net periodic benefit as of December 31, 2021 were as follows:

(In millions)
Actuarial loss	$(113)
Prior-service credit	16
Net amount recognized in AOCI (1)	$(97)
(1) In connection with the Separation, $103 million of accumulated other comprehensive loss was transferred from XPO.

The components of net periodic benefit cost for the year ended December 31, 2021 were as follows:

(In millions)
Interest cost	$(11)
Expected return on plan assets	30
Net periodic benefit income (1)	$19
(1) Net periodic benefit income is recorded within Other income, net.

The amounts recognized in other comprehensive income for the year ended December 31, 2021 were as follows:

(In millions)
Actuarial gain	$6
Other comprehensive income	$6

The weighted-average assumptions used to determine the projected benefit obligation and the net periodic costs were as follows:

Weighted average assumptions used to determine benefit obligation at December 31, 2021
Discount rate	1.82%
Rate of compensation increase (1)	—%
Weighted average assumptions used to determine net periodic costs for the year ended December 31, 2021
Discount rate	1.87%
Rate of compensation increase (1)	—%
Expected long-term rate of return on plan assets	4.25%
(1) No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.

Plan Assets

The Company’s U.K. Retirement Plan’s assets are separated from its assets and invested by trustees, which include representatives of the Company, to meet the U.K. Retirement Plan’s projected future pension liabilities. The trustees’ investment objectives are to meet the performance target set in the deficit recovery plan of the U.K. Retirement Plan in a risk-controlled framework. The target strategic asset allocation for the U.K. Retirement Plan consists of approximately 40% matching assets (U.K. gilts and cash) and approximately 60% growth and income assets (consisting of a range of pooled funds investing in structured equities, investment grade and high yield bonds and asset-backed securities). The target asset allocations of the U.K. Retirement Plan include acceptable ranges for each asset class. The actual asset allocations of the U.K. Retirement Plan are in line with the target asset allocations.

Collateral assets consist of U.K. fixed-interest gilts, index-linked gilts and cash, which are used to back derivative positions that hedge the sensitivity of the liabilities to changes in interest rates and inflation. On the U.K. Retirement Plan Actuary’s Long Term funding basis, approximately 90% of the liability interest rate sensitivity and 90% of the liability inflation sensitivity were hedged as of December 31, 2021.

The fair values of investments held in the pension plans by major asset category as of December 31, 2021 and the percentage that each asset category comprises of total plan assets were as follows:

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Asset category
Cash and cash equivalents	$60	$—	$—	$—	$60
Fixed income securities	—	1,173	—	506	1,679
Derivatives	—	(381)	—	102	(279)
Total plan assets	$60	$792	$—	$608	$1,460
(1) Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.

Expected benefit payments for the defined benefit pension plans are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2022	2023	2024	2025	2026	2027-2031
Expected payment	$50	$51	$54	$54	$57	$299

Funding

The Company’s funding practice is to evaluate the tax and cash position, and the funded status of the plan, in determining the planned contributions. The Company estimates that it will contribute approximately $2 million to the U.K. Retirement Plan in 2022 but this could change based on variations in interest rates, asset returns and other factors.

Defined Contribution Plans

The Company sponsors a defined contribution plan that is available to employees whose primary place of employment is the U.S. The Company matches up to a 4% of employees’ pre-tax contributions, after completing one year of service. The Company’s costs for defined contribution plan were $16 million, $14 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were primarily included in Direct operating expenses.

15. Stockholders’ Equity

The following table summarizes the changes in AOCI by component:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of December 31, 2019	$(68)	$(2)	$(2)	$6	$(66)
Unrealized gains (losses), net of tax	129	2	1	(8)	124
As of December 31, 2020	$61	$—	$(1)	$(2)	$58
Unrealized gains (losses), net of tax	(47)	—	7	1	(39)
Amounts reclassified from AOCI to net income	1	—	—	—	1
Transfers from XPO, net of tax	(68)	—	(82)	—	(150)
Net other comprehensive income, net of tax	$(114)	$—	$(75)	$1	$(188)
As of December 31, 2021	$(53)	$—	$(76)	$(1)	$(130)

16. Stock-Based Compensation

Prior to the Separation, GXO employees participated in XPO’s equity incentive plan, pursuant to which they were granted restricted stock units, performance-based restricted stock units and non-qualified or incentive stock options. All awards granted under these plans related to XPO common shares. In connection with the Separation, and in accordance with the EMA, the Company’s employees with outstanding former XPO stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replaced stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation.

In August 2021, the Company established the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan authorizes the issuance of up to 11.6 million shares of common stock as Awards. Under the 2021 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards. These awards include stock options, restricted stock, RSUs, performance-based units and cash incentive awards (collectively, “Awards”). As of December 31, 2021, 9.0 million shares of common stock were available for the grant of Awards under the 2021 Incentive Plan.

Prior to the Separation, the stock-based compensation expense recorded by the Company includes the expense associated with the employees historically attributable to the Company’s operations, as well as the expense associated with the allocation of equity-based compensation expense for corporate employees. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented.

The following table summarizes stock-based compensation expense recorded in Selling, general and administrative expense in the Consolidated Statements of Income:

	Year Ended December 31,
(In millions)	2021	2020	2019
Restricted stock and restricted stock units	$20	$23	$17
Performance-based restricted stock units	5	2	6
Stock options	3	—	—
Total stock-based compensation expense	$28	$25	$23
Tax benefit on stock-based compensation	$1	$1	$—

Stock Options

The Company’s stock options vest over five years after the grant date, have a 10-year contractual term and an exercise price equal the stock price on the grant date. For awards issued prior to the Separation, the exercise price was converted in accordance with the EMA. A summary of stock option award activity for the year ended December 31, 2021 is presented in the following table:

	Stock Options
	Number of Stock Options (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Term (years)	Aggregate Intrinsic value(1) (in millions)
Outstanding as of December 31, 2020	—	$—	0 years
Converted from XPO	1,170	64.72
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	1,170	$64.72	9 years	$31
Options exercisable as of December 31, 2021	6	$12.12	4 years	$—
(1) The intrinsic value is calculated as the difference between the market price of the Company’s common stock on the reporting date and the price paid by the options to exercise the option.

The Black-Scholes option-pricing model is used to estimate the fair value of share-based awards. The Black-Scholes option-pricing model incorporates various and subjective assumptions, including expected term and expected volatility. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Stock Option Plans
	2021	2020	2019
Weighted-average risk free rate of interest	1.2%	—%	—%
Expected volatility	30%	—%	—%
Weighted-average expected award life	6.7 years	0 years	0 years
Dividend yield	—%	—%	—%
Weighted-average fair value	$22.66	$—	$—

As of December 31, 2021, unrecognized compensation cost related to options of $23 million is anticipated to be recognized over a weighted-average period of approximately 4 years.

Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units

The Company grants RSUs and performance RSUs to its key employees, officers and directors with various vesting requirements. RSUs generally vest based on the passage of time (service conditions), typically four years, and performance PRSUs generally vest based on the achievement of other financial conditions. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards.

A summary of RSU and PRSU award activity for the year ended December 31, 2021 is presented in the following table:

	RSUs		PRSUs
(In thousands, except per share)	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—	—	$—
Converted from XPO	1,214	36.97	256	53.93
Granted	139	87.07	—	—
Vested (1)	(45)	36.54	(7)	54.72
Forfeited and canceled	(45)	42.39	(2)	54.72
Outstanding as of December 31, 2021	1,263	$42.31	247	$53.91
(1) The number of RSUs and PRSUs vested includes common stock shares that the Company withheld on behalf of its employees to satisfy the minimum tax withholding.

The total fair value of RSUs that vested during 2021 and 2020 was $17 million and $23 million, respectively. The total fair value of PRSUs that vested during 2021 and 2020 was immaterial.

As of December 31, 2021, unrecognized compensation cost related to RSUs and PRSUs of $46 million is anticipated to be recognized over a weighted-average period of approximately 3 years.

17. Income Taxes

For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.

Income (loss) before taxes related to the Company’s domestic and foreign operations was as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
U.S.	$(25)	$(82)	$16
Foreign	178	76	102
Income (loss) before income taxes	$153	$(6)	$118

The components of income tax expense (benefit) for 2021, 2020 and 2019 are presented in the following table:

	Year Ended December 31,
(In millions)	2021	2020	2019
Current:
U.S. federal	$12	$(2)	$2
U.S state and local	2	(1)	1
Foreign	26	45	36
Total current income tax expense	$40	$42	$39
Deferred:
U.S. federal	$(13)	$(16)	$2
U.S state and local	(12)	(5)	(4)
Foreign	(23)	(5)	—
Total deferred income tax benefit	$(48)	$(26)	$(2)
Total income tax expense (benefit)	$(8)	$16	$37

Income tax expense (benefit) for 2021, 2020 and 2019 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. The Company’s U.S. federal statutory tax rate was 21 percent for 2021, 2020 and 2019. A reconciliation of the expected U.S. federal income tax expense (benefit), calculated by applying the federal statutory rate to the Company’s actual income tax expense (benefit) for 2021, 2020 and 2019 is presented in the following table:

	Year Ended December 31,
(In millions)	2021	2020	2019
Tax expense at U.S. federal statutory tax rate	$32	$(1)	$25
State taxes, net of U.S. federal benefit	(8)	(5)	(2)
Foreign rate differential	(2)	(3)	(1)
Foreign operations (1)	5	20	10
Contribution- and margin-based taxes	4	6	6
Valuation allowances	1	—	—
Changes in prior period unrecognized tax benefits, including interest	—	1	—
Stock-based compensation	1	1	—
Intangible assets (2)	(42)	—	—
Other	1	(3)	(1)
Total income tax expense (benefit)	$(8)	$16	$37
(1) Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, and permanent items related to foreign operations.
(2) The Company recorded a positive one-time adjustment as a result of agreements by GXO’s non-U.S. affiliates to license the rights to use trademarks, trade names and other intellectual property related to the GXO brand.

Components of the Net Deferred Tax Asset or Liability

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented in the following table:

	Year Ended December 31,
(In millions)	2021	2020
Deferred tax assets
Net operating loss and other tax attribute carryforwards	$74	$126
Accrued expenses	45	20
Pension and other retirement obligations	—	7
Other	16	2
Gross deferred tax assets	135	155
Valuation allowances	(45)	(73)
Total deferred tax assets, net of valuation allowance	90	82
Deferred tax liabilities
Intangible assets	(45)	(89)
Property and equipment	(50)	(42)
Pension and other retirement obligations	(6)	—
Other	(12)	(5)
Gross deferred tax liabilities	(113)	(136)
Net deferred tax liability	$(23)	$(54)

The deferred tax asset and deferred tax liability above are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2021	2020
Other long-term assets	$48	$—
Other long-term liabilities	(71)	(54)
Net deferred tax liability	$(23)	$(54)

Investments in Foreign Subsidiaries

Prior to December 31, 2017, U.S. federal income taxes had not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings had been reinvested abroad for an indefinite period of time. The Company no longer maintains the indefinite reinvestment assertion on the undistributed earnings of those non-U.S. subsidiaries following the enactment of the Tax Cuts and Jobs Act of 2017.

Operating Loss and Tax Credit Carryforwards

The Company’s operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date (1)	2021	2020
Federal net operating losses for all U.S. operations	2033	$20	$154
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2027	3	2
Federal tax credit carryforwards	Various times starting in 2032	5	1
State tax credit carryforward	Various times starting in 2022	6	7
Foreign net operating losses available to offset future taxable income	Various times starting in 2022	240	346
(1) Some credits and losses have unlimited carryforward periods.

Valuation Allowances

The Company established valuation allowances for some of its deferred tax assets, as it is more likely than not that these assets will not be realized in the foreseeable future. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowances have been provided on these assets.

The balances and activity related to the Company’s valuation allowances were as follows:

(In millions)	Beginning Balance	Additions	Reductions (1)	Ending Balance
2021	$73	1	(29)	$45
2020	$56	17	—	$73
2019	$45	11	—	$56
(1) As a result of the Separation, a $29 million decrease in valuation allowances was recorded as the corresponding tax attributes reported by the Company on a combined basis were not transferred to the Company.

Unrecognized Tax Benefits

A reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

	Year Ended December 31,
(In millions)	2021	2020	2019
Beginning balance	$3	$3	$3
Increases related to positions taken during prior years	1	1	—
Reduction due to expiration of statutes of limitations	(1)	(1)	—
Ending balance	3	3	3
Interest and penalties	—	1	1
Gross unrecognized tax benefits	$3	$4	$4
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$3	$3	$3

The Company could reflect a reduction to unrecognized tax benefits of $3 million over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.

The Company is subject to taxation in the U.S. and various states and in foreign jurisdictions. As of December 31, 2021, the Company has no income tax years under examination by the IRS nor is the Company under examination by U.S. state and local taxing authorities for income taxes. Various non-U.S. tax returns for years after 2010 are open under relevant statutes of limitations and are subject to audit.

18. Earnings per Share

Prior to the Separation, GXO employees participated in XPO’s equity incentive plan, pursuant to which they were granted restricted stock units, performance-based restricted stock units and non-qualified or incentive stock options. All awards granted under these plans were related to XPO common shares. In connection with the Separation, outstanding awards held by GXO employees were converted in accordance with the EMA. Depending on whether the awards held on the Separation date were in an unvested or vested status, GXO employees either received converted awards solely in GXO based shares (unvested status) or a combination of GXO and XPO shares (vested status). The conversion methodology used was calculated in accordance with the EMA and with the purpose of maintaining the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value immediately prior to the Separation.

On August 2, 2021, the date of the Separation, 114,626,250 shares of common stock of GXO were distributed to XPO stockholders of record as of the record date. This share amount is utilized for the calculation of basic and diluted earnings per share for all years presented prior to the Separation. For years prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of GXO outstanding prior to the Separation.

For the year ended December 31, 2021, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

Approximately 88,000 shares are excluded from the calculation of diluted earnings per share for the year ended December 31, 2021, because their inclusion would have been anti-dilutive.

The computations of basic and diluted earnings (loss) per share were as follows:

	Year Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2021	2020	2019
Net income (loss) attributable to common shares	$153	$(31)	$60

Basic weighted-average common shares	114,632	114,626	114,626
Diluted effect of stock-based awards	965	—	—
Diluted weighted-average common shares	115,597	114,626	114,626

Basic earnings (loss) per share	$1.33	$(0.27)	$0.52
Diluted earnings (loss) per share	$1.32	$(0.27)	$0.52

19. Commitments and Contingencies

The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business. These proceedings may include personal injury claims arising from the transportation and handling of goods, contractual disputes and employment-related claims, including alleged violations of wage and hour laws.

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company reviews and adjusts accruals for loss contingencies quarterly and as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or discloses that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on Management’s assessment, together with legal counsel, regarding the ultimate outcome of the matter.

Management of the Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. Management of the Company does not believe that the ultimate resolution of any matters to which the Company is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.

The Company carries liability and excess umbrella insurance policies that are deemed sufficient to cover potential legal claims arising in the normal course of conducting its operations. In the event the Company is required to satisfy a legal claim outside the scope of the coverage provided by insurance, its financial condition, results of operations or cash flows could be negatively impacted.

20. Related Party

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

Allocation of General Corporate Expenses

The Consolidated Statements of Operations include expenses for certain centralized functions and other programs provided and/or administered by XPO that were charged directly to the Company prior to the Separation. In addition, for purposes of preparing these consolidated financial statements, a portion of XPO’s total corporate expenses was allocated to the Company. See Note — 2 Basis of Presentation and Significant Accounting Policies for a discussion of the methodology used to allocate such costs for purposes of preparing these consolidated financial statements.

Prior to the Separation, certain shared costs were allocated to the Company from XPO’s corporate overhead. Costs of $185 million, $223 million and $166 million for the years ended December 31, 2021, 2020 and 2019, respectively, have been reflected in Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations. These amounts may not reflect the costs GXO would have incurred had the Company been a standalone entity during the years presented.

Transactions with XPO and its non-GXO Subsidiaries

Revenue and costs generated from XPO prior to the Separation were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Revenue	$8	$7	$10
Costs	80	115	148

Balances with XPO and its non-GXO Subsidiaries

In connection with the Separation, GXO related-party amounts in the Consolidated Balance Sheets were cash settled or forgiven as of August 2, 2021.

Assets and liabilities in the Consolidated Balance Sheets included the following related-party amounts:

	December 31,
(In millions)	2021	2020
Amounts due from XPO and its affiliates
Trade receivables (1)	$—	$9
Other current assets (2)	—	2
Other long-term assets (3)	—	53
Amounts due to XPO and its affiliates
Trade payables (4)	—	20
Other current liabilities (5)	—	11
Accrued expenses (6)	—	2
Loans payable (7)	—	486
(1) Primarily represents trade receivables generated from revenue with XPO.
(2) Primarily relates to interest receivable from loans receivable from XPO.
(3) Represents loans receivable from XPO.
(4) Represents trade payables due to XPO.
(5) Primarily relates to facility expense and taxes payable due to XPO.
(6) Represents accrued interest on loans due to XPO.
(7) Represents loans due to XPO. See Note — 11 Debt and Financing Arrangements for further information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2021 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15 under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report on Form 10-K) will be set forth in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 30, 2022.

We have adopted a Code of Business Ethics (the “Code of Ethics”), which is applicable to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. The Code of Ethics is available on our website at www.ethics.gxo.com. In the event that we amend or waive any of the provisions of the Code of Ethics that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website at the web address specified above.

Item 11. Executive Compensation.

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement containing the information will be filed with the SEC before April 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement containing the information will be filed with the SEC before April 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the information, will be filed with the SEC before April 30, 2022.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement containing the information will be filed with the SEC before April 30, 2022.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

Financial Statements and Financial Statement Schedules

The list of Consolidated Financial Statements provided in the Index to Consolidated Financial Statements is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements and notes thereto.

Exhibit Number	Description
2.1
Separation and Distribution Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

3.1
Amended and Restated Certificate of Incorporation of GXO Logistics, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

3.2
Second Amended and Restated Bylaws of GXO Logistics, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

4.1
Indenture, dated as of July 2, 2021, among GXO Logistics, Inc. and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

4.2
First Supplemental Indenture, dated as of July 2,2021, among GXO Logistics, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

4.3
Registration Rights Agreement, dated July 2, 2021, by and among GXO Logistics, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities, (USA) Inc. and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

4.4
Registration Rights Agreement by and among Jacobs Private Equity, LLC and GXO Logistics, Inc., dated as of September 29, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on October 1, 2021).

4.5*	Description of Registrant’s Securities.
10.1
Transition Services Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.2
Tax Matters Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.3
Employee Matters Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of August 1, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.4
Intellectual Property License Agreement by and between XPO Logistics, Inc. and GXO Logistics, Inc., dated as of July 30, 2021 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.5+
GXO Logistics, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.6+
Form of Option Award Agreement under the GXO Logistics, Inc. 2021 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.7+	GXO Logistics, Inc. Severance Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).
10.8+
GXO Logistics, Inc. Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.9+
Award Agreement under the XPO Logistics, Inc. Cash Long-Term Incentive Plan between XPO Logistics, Inc. and Malcolm Wilson, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.10+
Offer Letter between XPO Logistics Europe and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.11+
Service Agreement between XPO Supply Chain UK Limited and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.12+
Award Agreement under the XPO Logistics, Inc. Cash Long-Term Incentive Plan between XPO Logistics, Inc. and Maryclaire Hammond dated as of January 15, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.13+
Offer Letter between XPO Logistics Europe and Maryclaire Hammond, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.14+
Service Agreement between XPO Supply Chain UK Limited and Maryclaire Hammond, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.15+
Pension Top Up Letter between XPO Logistics Europe and Maryclaire Hammond, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

10.16+
Award Agreement under the XPO Logistics, Inc. Cash Long-Term Incentive Plan between XPO Logistics, Inc. and Karlis Kirsis, dated as of January 15, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 5 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 19, 2021).

10.17+
Offer Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.18+
Service Agreement between XPO Supply Chain UK Limited and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.19+
Pension Top Up Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.20+
Offer Letter between XPO Logistics, Inc. and Baris Oran, dated as of April 20, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.21+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.22+
Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.23+
Offer Letter between GXO Logistics, Inc. and Elizabeth Fogarty, dated as of October 22, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.24
Credit Agreement, dated as of June 23, 2021, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent and an Issuing Lender (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

21.1*	Subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GXO Logistics, Inc.

Date: February 17, 2022	By:	/s/ Malcolm Wilson
Malcolm Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2022	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Malcolm Wilson	Chief Executive Officer and Director	February 17, 2022
Malcolm Wilson	(Principal Executive Officer)

/s/ Baris Oran	Chief Financial Officer	February 17, 2022
Baris Oran	(Principal Financial Officer)

/s/ Paul Blanchett	Chief Accounting Officer	February 17, 2022
Paul Blanchett	(Principal Accounting Officer)

/s/ Brad Jacobs	Director	February 17, 2022
Brad Jacobs	(Chairman)

/s/ Marlene Colucci	Director	February 17, 2022
Marlene Colucci	(Vice Chair)

/s/ Oren Shaffer	Director	February 17, 2022
Oren Shaffer	(Lead Independent Director)

/s/ Gena Ashe	Director	February 17, 2022
Gena Ashe

/s/ Clare Chatfield	Director	February 17, 2022
Clare Chatfield

/s/ Joli L. Gross	Director	February 17, 2022
Joli L. Gross

/s/ Jason Papastavrou	Director	February 17, 2022
Jason Papastavrou