Form 10-Q
period 2022-03-31
GXO Logistics, Inc.
filed 2022-05-05
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40470
_______________________________________________________
GXO Logistics, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________________

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

As of May 2, 2022, there were 114,856,317 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021
Revenue	$2,083	$1,822
Direct operating expense	1,748	1,520
Selling, general and administrative expense	190	171
Depreciation and amortization expense	76	79
Transaction and integration costs	19	18
Restructuring costs and other	13	4
Operating income	37	30
Other income, net	16	1
Interest expense, net	(4)	(5)
Income before income taxes	49	26
Income tax expense	(11)	(9)
Net income	38	17
Less: Net income attributable to noncontrolling interests	(1)	(3)
Net income attributable to GXO	$37	$14

Earnings per share data
Basic earnings per share	$0.32	$0.12
Diluted earnings per share	$0.32	$0.12

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	114,731	114,626
Diluted weighted-average common shares outstanding	115,569	114,626

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income	$38	$17

Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax benefit of $— and $3, respectively	(45)	(45)
Unrealized gain (loss) on hedging instruments, net of tax expense of $— and $(1), respectively	—	(1)
Other comprehensive loss	(45)	(46)
Comprehensive loss	(7)	(29)
Less: Comprehensive income attributable to noncontrolling interest	—	(1)
Comprehensive loss attributable to GXO	$(7)	$(28)

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$312	$333
Accounts receivable, net of allowances of $13 and $13, respectively	1,492	1,507
Other current assets	226	259
Total current assets	2,030	2,099
Long-term assets
Property and equipment, net of $1,145 and $1,128 in accumulated depreciation, respectively	833	863
Operating lease assets	1,771	1,772
Goodwill	1,986	2,017
Intangible assets, net of $414 and $407 in accumulated amortization, respectively	239	257
Other long-term assets	267	263
Total long-term assets	5,096	5,172
Total assets	$7,126	$7,271
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$549	$624
Accrued expenses	940	998
Short-term borrowings and obligations under finance leases	32	34
Current operating lease liabilities	455	453
Other current liabilities	146	220
Total current liabilities	2,122	2,329
Long-term liabilities
Long-term debt and obligations under finance leases	907	927
Long-term operating lease liabilities	1,388	1,391
Other long-term liabilities	334	234
Total long-term liabilities	2,629	2,552
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.01 par value per share, 300,000 shares authorized, 114,840 and 114,659 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	1	1
Preferred Stock, $0.01 par value per share, 10,000 shares authorized, 0 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,349	2,354
Retained earnings	163	126
Accumulated other comprehensive loss	(172)	(130)
Total stockholders’ equity before noncontrolling interests	2,341	2,351
Noncontrolling interests	34	39
Total equity	2,375	2,390
Total liabilities and equity	$7,126	$7,271

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$38	$17
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	76	79
Stock-based compensation expense	6	5
Deferred tax benefit	3	6
Other	4	(7)
Changes in operating assets and liabilities
Accounts receivable	(33)	3
Other assets	(7)	(65)
Accounts payable	(39)	(17)
Accrued expenses and other liabilities	(2)	26
Net cash provided by operating activities	46	47
Cash flows from investing activities:
Capital expenditures	(65)	(67)
Proceeds from sales of property and equipment	3	—
Purchase and sale of affiliate trade receivables, net	—	20
Acquisition of businesses, net of cash acquired	—	9
Other	18	—
Net cash used in investing activities	(44)	(38)
Cash flows from financing activities
Repayment of debt related to securitization transactions and other	—	(25)
Repayment of debt and finance leases	(9)	(26)
Net transfers from XPO Logistics, Inc.	—	138
Other	(9)	(7)
Net cash provided by (used in) financing activities	(18)	80
Effect of exchange rates on cash and cash equivalents	(5)	(3)
Net increase (decrease) in cash and cash equivalents	(21)	86
Cash and cash equivalents, beginning of period	333	328
Cash and cash equivalents, end of period	$312	$414

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2021	114,659	$1	$—	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	—	37	—	37	1	38
Other comprehensive loss	—	—	—	—	—	(44)	(44)	(1)	(45)
Stock-based compensation	—	—	—	6	—	—	6	—	6
Vesting of stock compensation awards	181	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	—	—	—	(11)	—	—	(11)	—	(11)
Deconsolidation of variable interest entity	—	—	—	—	—	2	2	(5)	(3)
Balance as of March 31, 2022	114,840	$1	$—	$2,349	$163	$(172)	$2,341	$34	$2,375

(Shares in thousands, dollars in millions)	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	—	$—	$2,765	—	—	58	2,823	125	2,948
Net income	—	—	14	—	—	—	14	3	17
Other comprehensive loss	—	—	—	—	—	(42)	(42)	(4)	(46)
Net transfers from XPO Logistics, Inc.	—	—	124	—	—	—	124	—	124
Balance as of March 31, 2021	—	$—	$2,903	$—	$—	$16	$2,919	$124	$3,043

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company (“GXO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the 2021 Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

On August 2, 2021, the Company completed the separation from XPO Logistics, Inc. (“XPO”) (the “Separation”). Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly-traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now also referred to as “condensed consolidated financial statements” and have been prepared under GAAP.

Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis.

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function, which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which include adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded within Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations.

The Company’s consolidated financial statements include the accounts of GXO Logistics, Inc. and its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

The Company presents its operations as one reportable segment.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with

Customers.” The ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. On January 1, 2022, the Company adopted the guidance. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. The Company intends to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on the Company’s condensed consolidated financial statements.

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
United Kingdom	$704	$552
United States	681	584
France	176	180
Netherlands	170	148
Spain	120	119
Other	232	239
Total	$2,083	$1,822

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry sector. Revenue disaggregated by industry sector was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
E-commerce, omnichannel retail and consumer technology	$1,130	$951
Food and beverage	338	299
Industrial and manufacturing	263	248
Consumer packaged goods	213	186
Other	139	138
Total	$2,083	$1,822

Contract Balances

(In millions)	March 31, 2022	December 31, 2021
Contract assets (1)	$146	$147
Contract liabilities (2)	228	220
(1) Contract assets are included within Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Contract liabilities are included within Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue included the following:

	Three Months Ended March 31,
(In millions)	2022	2021
Amounts included in the beginning of year contract liability balance	$63	$60

Remaining Performance Obligations

As of March 31, 2022, the fixed consideration component of the Company’s remaining performance obligation was approximately $2.6 billion, and the Company expects to recognize approximately 69% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Acquisitions

Clipper Acquisition

On February 28, 2022, the Company and the board of directors of Clipper Logistics plc, a retail logistics company based in Leeds, England (“Clipper”), reached an agreement on the terms of a cash and share offer by the Company for the acquisition of the entire issued ordinary share capital of Clipper for approximately £1.0 billion (approximately $1.3 billion) (the “Clipper Acquisition”). Under the terms of the agreement, Clipper shareholders will be entitled to receive 690 pence (approximately $9.06 as of March 31, 2022) in cash and 0.0359 of a share of GXO common stock per share.

In connection with the Clipper Acquisition, (i) the Company and Clipper entered into a Cooperation Agreement, (ii) the Company entered into a Bridge Term Loan Credit Agreement and (iii) the Company entered into a Term Loan Credit Agreement. For additional information regarding the financing agreements entered in connection with the Clipper Acquisition, see Note 6. Debt and Financing Arrangements.

In April 2022, the Clipper Acquisition was approved by Clippers’ shareholders.

Kuehne + Nagel Acquisition

In 2021, the Company acquired the majority of Kuehne + Nagel’s contract logistics operations in the U.K. Kuehne + Nagel’s operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management. The Company recorded assets and liabilities at fair value. Operating and finance lease assets and liabilities, goodwill, and intangible assets acquired were $300 million, $16 million and $26 million, respectively.

4. Restructuring and Other

Restructuring

The Company engages in restructuring actions as part of its ongoing efforts to best use its resources and infrastructure. These actions generally include severance and facility-related costs and are intended to improve efficiency and profitability.

The following is a rollforward of the restructuring liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2021	$3
Charges incurred	5
Payments	(4)
Balance as of March 31, 2022	$4

The remaining restructuring liability at March 31, 2022, primarily relates to severance payments and is expected to be substantially paid within the next twelve months.

Other

In the first quarter of 2022, the Company deconsolidated a 50% owned joint venture. The deconsolidation resulted in an $8 million charge recorded in the first quarter of 2022.

5. Leases

The Company has operating leases primarily for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for equipment.

The following amounts related to leases were recorded in the Condensed Consolidated Balance Sheets:

(In millions)	March 31, 2022	December 31, 2021
Operating leases:
Operating lease assets	$1,771	$1,772

Current operating lease liabilities	$455	$453
Long-term operating lease liabilities	1,388	1,391
Total operating lease liabilities	$1,843	$1,844

Finance leases:
Property and equipment, net	$136	$155

Short-term borrowings and obligations under finance leases	$32	$34
Long-term debt and obligations under finance leases	114	133
Total finance lease liabilities	$146	$167

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Operating leases:
Operating lease cost	$169	$164
Short-term lease cost	22	19
Variable lease cost	20	19
Total operating lease cost	$211	$202
Finance leases:
Amortization of leased assets	$7	$4
Interest expense on lease liabilities	1	1
Total finance lease cost	$8	$5
Total operating and finance lease cost	$219	$207

Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Leased assets obtained in exchange for new operating lease liabilities	$154	$412
Leased assets obtained in exchange for new finance lease liabilities	1	30

6. Debt and Financing Arrangements

The following table summarizes the carrying value of debt:

(In millions)	March 31, 2022	December 31, 2021
1.65% Unsecured notes due 2026 (1)	$397	$397
2.65% Unsecured notes due 2031 (2)	396	396
Finance leases and other	146	168
Total debt and obligations under finance leases	939	961
Less: Short-term borrowings and obligations under finance leases	32	34
Total long-term debt and obligations under finance leases	$907	$927
(1) The carrying value of the 1.65% Unsecured Notes due 2026 is presented net of unamortized debt issuance cost and discount of $3 million and $3 million as of March 31, 2022, and December 31, 2021, respectively.
(2) The carrying value of the 2.65% Unsecured Notes due 2031 is presented net of unamortized debt issuance cost and discount of $4 million and $4 million as of March 31, 2022, and December 31, 2021, respectively.

Term Loan Credit Agreement

On March 22, 2022, the Company entered into a Term Loan Credit Agreement that provides a £375 million ($493 million as of March 31, 2022) unsecured term loan facility, which will partially fund the Clipper Acquisition. The Term Loan Credit Agreement consists of two delayed draw term loans of £187.5 million ($246 million as of March 31, 2022). The loans may be borrowed in multiple draws beginning on the acquisition date. The loans mature on the second and third anniversary following the funding date, respectively. Loans under the Term Loan Credit Agreement bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. dollars, at our option, the alternate base rate or the adjusted secured overnight financing rate and (b) with respect to borrowings in British Pounds Sterling, the daily simple Sterling Overnight Interbank Average rate (“SONIA”), in each case, plus an applicable margin based on the Company’s credit ratings.

The Term Loan Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default customary for unsecured financings of this type, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens, limit the ability of the Company to make certain fundamental changes and limit the ability of certain of its subsidiaries to incur indebtedness, in each case subject to a number of important exceptions and qualifications. In addition, the Term Loan Credit Agreement requires the Company, beginning with the last day of the first full fiscal quarter following the initial funding of loans under the Term Loan Credit Agreement, to maintain a consolidated leverage ratio less than or equal to a specified maximum consolidated leverage ratio.

Bridge Term Loan Credit Agreement

On February 28, 2022, the Company entered into a Bridge Term Loan Credit Agreement that provided a £745 million ($979 million as of March 31, 2022) unsecured term loan facility for the Clipper Acquisition. The Bridge Term Loan Credit Agreement matures 364 days after an advance. Loans under the Bridge Term Loan Credit Agreement bear interest at the daily simple SONIA rate plus an applicable margin calculated based on the Company’s credit ratings. Interest will be paid in arrears, initially on the three-month anniversary of the acquisition closing date and thereafter on the date that is three months following the previous payment date.

Concurrently with the effectiveness of the Term Loan Credit Agreement, the Company reduced commitments under the Bridge Term Loan Credit Agreement by the aggregate amount of commitments under the Term Loan Credit Agreement.

Revolving Credit Facility

In 2021, the Company entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million is available for the issuance of letters of credit. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2022.

Sales of Certain Receivables

The Company sells certain of its trade accounts receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company also sold certain European trade accounts receivable under a securitization program. In the first quarter of 2022, the Company terminated its securitization program. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company uses the sale of certain receivables to help manage its working capital.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Factoring agreements
Receivables sold in period	$229	$100
Cash consideration	228	100
Securitization program
Receivables sold in period	$—	$428
Cash consideration	—	428

Covenants and Compliance

As of March 31, 2022, the Company was in compliance with the covenants contained in its debt and financing arrangements.

7. Fair Value Measurements and Financial Instruments

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

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2022 and December 31, 2021, due to their short-term nature.

Debt

The fair value of debt was as follows:

		March 31, 2022		December 31, 2021
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$364	$397	$391	$397
2.65% Unsecured notes due 2031	2	351	396	394	396

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

Derivatives

The fair value of the Company’s derivative instruments and the related notional amounts were as follows:

	March 31, 2022
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Liabilities:
Cross-currency swap agreements (1)	$487	Other long-term liabilities	$13
Derivatives not designated as hedges
Assets:
Foreign currency option contracts	$315	Other current assets	$16
(1) In the first quarter of 2022, the Company extended certain cross-currency swap agreements scheduled to mature in 2022. The new maturity of these cross-currency swap agreements is 2027.

	December 31, 2021
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

As of March 31, 2022 and December 31, 2021, the derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of net investment hedges on Accumulated Other Comprehensive Income (“AOCI”) and the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31, 2022
(In millions)	Gain or (Loss) Recognized in Other Comprehensive Income	Gain or (Loss) Reclassified from AOCI into Net Income(1)	Gain or (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as hedges
Cross-currency swap agreements	$3	$—	$2
Total	$3	$—	$2
(1) Amounts reclassified to net income are reported within Interest expense in the Condensed Consolidated Statements of Operations.

The gain recognized in earnings for foreign currency option contracts not designated as hedging instruments was $8 million for the three months ended March 31, 2022, of which $6 million was unrealized. These amounts are recorded in Other income, net in the Condensed Consolidated Statements of Operations.

There were no derivative instruments in the condensed consolidated financial statements as of March 31, 2021.

8. Employee Benefit Plans

Defined Benefit Plans

In July 2021, the Company became the plan sponsor for a retirement plan in the U.K. (the “U.K. Retirement Plan”). Components of the net periodic benefit cost under the U.K. Retirement Plan were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Interest cost	$(6)	$—
Expected return on plan assets	15	—
Net periodic benefit income (1)	$9	$—
(1) Net periodic benefit income is recorded within Other income, net in the Condensed Consolidated Statements of Operations.

The Company also maintains defined benefit pension plans for some of its foreign subsidiaries that are excluded from the disclosures due to their immateriality.

Defined Contribution Plans

The Company’s costs for defined contribution plans were $4 million for the three months ended March 31, 2022 and 2021, and were primarily included within Direct operating expenses in the Condensed Consolidated Statements of Operations.

9. Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share data)	2022	2021
Net income attributable to common shares	$37	$14

Basic weighted-average common shares (1)	114,731	114,626
Diluted effect of stock-based awards	838	—
Diluted weighted-average common shares (1)	115,569	114,626

Basic earnings per share	$0.32	$0.12
Diluted earnings per share	$0.32	$0.12
(1) On August 2, 2021, 114,626,250 shares of common stock of the Company were distributed and began regular-way trading. This share amount is utilized for the calculation of basic and diluted earnings per share for the three months ended March 31, 2021.

For the three months ended March 31, 2022, approximately 1.4 million shares are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

10. Stockholders’ Equity

The following table summarizes the changes in AOCI by component:

(In millions)	Foreign Currency Translation Adjustments	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of December 31, 2021	$(53)	$(76)	$(1)	$(130)
Unrealized gain (loss), net of tax	(43)	—	1	(42)
Amounts reclassified from AOCI to net income	(2)	—	—	(2)
Other comprehensive income (loss), net of tax	(45)	—	1	(44)
Deconsolidation of variable interest entity	4	—	(2)	2
As of March 31, 2022	$(94)	$(76)	$(2)	$(172)

(In millions)	Foreign Currency Translation Adjustments	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of December 31, 2020	$61	$(1)	$(2)	$58
Unrealized gain (loss), net of tax	(46)	—	4	(42)
Amounts reclassified from AOCI to net income	—	—	—	—
Other comprehensive income (loss), net of tax	(46)	—	4	(42)
As of March 31, 2021	$15	$(1)	$2	$16

11. Commitments and Contingencies

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

Management of the Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. Management of the Company does not believe that the ultimate resolution of any matters to which the Company is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 17, 2022 (the “2021 Form 10-K”).

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

The most dramatic growth in secular demand in recent years has been in ecommerce and related sectors, including omnichannel retail and other direct-to-consumer channels. As part of our growth strategy, we intend to develop additional business in consumer and other verticals where we already have deep expertise, prominent customer relationships and a strong track record of successful performance. We also intend to expand into new verticals by leveraging our capacity and technological strengths and by marketing the benefits of our proprietary platform for warehouse operations. We use technology to manage advanced automation, labor productivity, safety and the complex flow of goods within sophisticated logistics environments.

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

The Separation

On August 2, 2021, the Company completed the separation from XPO Logistics, Inc. (“XPO”) (the “Separation”). Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly-traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now also referred to as “condensed consolidated financial statements” and have been prepared under GAAP.

Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis.

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function, which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which include adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded within Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations.

The Company’s consolidated financial statements include the accounts of GXO Logistics, Inc. and its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

The Company has a single reportable segment.

Clipper Acquisition

On February 28, 2022, the Company and the board of directors of Clipper Logistics plc, a retail logistics company based in Leeds, England (“Clipper”), reached an agreement on the terms of a cash and share offer by the Company for the acquisition of the entire issued ordinary share capital of Clipper for approximately £1.0 billion (approximately $1.3 billion) (the “Clipper Acquisition”).

In connection with the Clipper Acquisition, (i) the Company and Clipper entered into a Cooperation Agreement, (ii) the Company entered into a Bridge Term Loan Credit Agreement and (iii) the Company entered into a Term Loan Credit Agreement. In April 2022, the Clipper Acquisition was approved by Clippers’ shareholders.

Results of Operations

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change	% Change
Revenue	$2,083	$1,822	$261	14%
Direct operating expense	1,748	1,520	228	15%
Selling, general and administrative expense	190	171	19	11%
Depreciation and amortization expense	76	79	(3)	(4)%
Transaction and integration costs	19	18	1	6%
Restructuring costs and other	13	4	9	n/m
Operating income	37	30	7	23%
Other income, net	16	1	15	n/m
Interest expense, net	(4)	(5)	1	(20)%
Income before income taxes	49	26	23	88%
Income tax expense	(11)	(9)	(2)	22%
Net income	$38	$17	$21	124%
n/m - not meaningful

Revenue for the three months ended March 31, 2022, increased by 14%, or $261 million, to $2.1 billion compared with $1.8 billion for the same period in 2021. For the three months ended March 31, 2022, our North America, Asia and Pacific operations reported growth of 15% and our European operations reported growth of 14%. Foreign currency movement decreased revenue by approximately 5% for the three months ended March 31, 2022.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs and facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the three months ended March 31, 2022 increased by 15%, or $228 million, to $1.7 billion compared with $1.5 billion for the same period in 2021. As a percentage of revenue, direct operating expense for the three months ended March 31, 2022, was 84% compared with 83% for the same period in 2021. Direct operating expense increased primarily due to higher personnel and temporary labor expense of $180 million, as well as higher third-party facilities and transportation costs of $42 million.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administration functions, professional fees and legal costs. SG&A for the three months ended March 31, 2022, increased by 11%, or $19 million, to $190 million compared with $171 million for the same period in 2021. SG&A increased due to higher personnel costs, primarily for certain administration functions, reflecting the growth in our business.

Depreciation and amortization expense for the three months ended March 31, 2022, decreased by $3 million to $76 million compared with $79 million for the same period in 2021. Depreciation and amortization expense included the amortization of intangible assets of $14 million for both the three months ended March 31, 2022, and 2021. For the three months ended March 31, 2021, depreciation expense included $6 million allocated from XPO before the Separation.

Transaction and integration costs for the three months ended March 31, 2022, were $19 million compared with $18 million for the same period in 2021. Transaction and integration costs in 2022 relate to the Clipper Acquisition and transaction and integration costs in 2021 primarily relate to the Separation.

Restructuring costs and other for the three months ended March 31, 2022, were $13 million compared with $4 million for the same period in 2021. For the three months ended March 31, 2022, restructuring costs and other included $5 million primarily related to severance costs and $8 million related to the deconsolidation of a joint venture.

Other income, net consists primarily of pension income and foreign exchange gains and losses. Other income, net for the three months ended March 31, 2022, was $16 million compared with $1 million for the same period in 2021. For the three months ended March 31, 2022, pension income was $9 million and the gain on foreign currency options was $8 million.

Interest expense, net for the three months ended March 31, 2022, was $4 million compared with $5 million for the same period in 2021. For the three months ended March 31, 2022, interest expense primarily relates to debt issued in 2021 and capital lease obligations, partially offset by interest income on the cross-currency swap agreements. For the three months ended March 31, 2021, interest expense primarily relates to related-party debt obligations with XPO before the Separation and capital lease obligations.

Income before income taxes for the three months ended March 31, 2022, increased by $23 million to $49 million compared with $26 million for the same period in 2021. The increase was primarily due to higher revenue and increased other income as a result of pension income and foreign currency options, partially offset by the deconsolidation of a joint venture.

Income tax expense for the three months ended March 31, 2022, was $11 million compared with a $9 million expense for the same period in 2021. Our effective tax rate was 22.1% for the three months ended March 31, 2022, compared with 33.4% for the same period in 2021. The effective tax rates for the first quarters of 2022 and 2021 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The effective tax rate for the first quarter of 2022 was driven by pre-tax losses in certain jurisdictions for which no benefit was recognized and offset by discrete items having a tax benefit of $3 million from stock-based compensation. The effective tax rate for the first quarter of 2021 was driven by pre-tax losses in certain jurisdictions for which no benefit was recognized and discrete items having a tax expense of $2 million for adjustment of prior period taxes offset by a tax benefit of $2 million from stock-based compensation.

Liquidity and Capital Resources

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

Term Loan Credit Agreement

On March 22, 2022, we entered into a Term Loan Credit Agreement that provides a £375 million ($493 million as of March 31, 2022) unsecured term loan facility, which will fund the Clipper Acquisition. The Term Loan Credit Agreement consists of two delayed draw term loans of £187.5 million ($246 million as of March 31, 2022) each. The loans may be borrowed in multiple draws beginning on the acquisition date. The loans mature on the second and third anniversary following the funding date, respectively. Loans under the Term Loan Credit Agreement bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. dollars, at our option, the alternate base rate or the adjusted secured overnight financing rate and (b) with respect to borrowings in British Pounds Sterling, the daily simple Sterling Overnight Interbank Average rate (“SONIA”), in each case, plus an applicable margin based on the Company’s credit ratings.

Bridge Term Loan Credit Agreement

On February 28, 2022, we entered into a Bridge Term Loan Credit Agreement that provided a £745 million ($979 million as of March 31, 2022) unsecured term loan facility for the Clipper Acquisition. The Bridge Term Loan Credit Agreement matures 364 days after an advance. Loans under the Bridge Term Loan Credit Agreement bear interest at the daily simple SONIA rate plus an applicable margin calculated based on the Company’s credit ratings. Interest will be paid in arrears, initially on the three-month anniversary of the acquisition closing date and thereafter on the date that is three months following the previous payment date.

Concurrently with the effectiveness of the Term Loan Credit Agreement, we reduced commitments under the Bridge Term Loan Credit Agreement by the aggregate amount of commitments under the Term Loan Credit Agreement.

Unsecured Notes

In 2021, we completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”). The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in cash in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2031.

Revolving Credit Facility

In 2021, we entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million is available for the issuance of letters of credit. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2022.

Sales of Certain Receivables

We sell certain of our trade accounts receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company also sold certain European trade accounts receivable under a securitization program. In the first quarter of 2022, we terminated our securitization program.We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. We use the sale of certain receivables to help manage our working capital.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Factoring agreements
Receivables sold in period	$229	$100
Cash consideration	228	100
Securitization program
Receivables sold in period	$—	$428
Cash consideration	—	428

Covenants and Compliance

As of March 31, 2022, we were in compliance with the covenants contained in our debt and financing arrangements.

Financial Condition

The following table summarizes our asset and liability balances as of March 31, 2022 and December 31, 2021:

(In millions)	March 31, 2022	December 31, 2021	$ Change	% Change
Total current assets	$2,030	$2,099	(69)	(3)%
Total long-term assets	5,096	5,172	(76)	(1)%
Total current liabilities	2,122	2,329	(207)	(9)%
Total long-term liabilities	2,629	2,552	77	3%

There were no significant changes in our total assets and total liabilities from December 31, 2021 to March 31, 2022.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$46	$47	$(1)	(2)%
Net cash used in investing activities	(44)	(38)	(6)	16%
Net cash provided by (used in) financing activities	(18)	80	(98)	(123)%
Effect of exchange rates on cash and cash equivalents	(5)	(3)	(2)	67%
Net increase (decrease) in cash and cash equivalents	$(21)	$86	$(107)	(124)%

Operating Activities

Cash flows from operating activities for the three months ended March 31, 2022, decreased by $1 million compared with the same period in 2021. The decrease is due to a $28 million decrease in working capital, offset by a $21 million increase in net income.

Investing Activities

Investing activities used $44 million of cash for the three months ended March 31, 2022, compared with $38 million used for the same period of 2021. During the three months ended March 31, 2022, we used $65 million of cash to purchase property and equipment and received $3 million of cash from sales of property and equipment. During the three months ended March 31, 2021, we used $67 million of cash to purchase property and equipment, received $20 million in connection with the purchase and sale of affiliate trade receivables and received $9 million from the Kuehne + Nagel acquisition.

Financing Activities

Financing activities used $18 million of cash for the three months ended March 31, 2022, including a $9 million use of cash to repay debt and finance leases. Financing activities generated $80 million of cash for the three months ended March 31, 2021. The primary sources of cash from financing activities in the three months ended March 31, 2021, were $138 million of net transfers from XPO, partially offset by a $25 million repayment of debt related to securitization transactions and $26 million used to repay debt and finance leases.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2022, the Company’s future contractual obligations had not materially changed as compared with December 31, 2021.

Critical Accounting Policies and Estimates

Preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, and that are hereby incorporated by reference.

Accounting Pronouncements

Information related to new accounting standards is included in Note 1—Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our long-term debt portfolio primarily consists of fixed-rate instruments complemented by a variable-rate revolving credit facility that can be drawn on from time to time. For any variable-rate debt, interest rate changes in the underlying index rates will impact future interest expense. Currently we do not hold any derivative contracts that hedge our interest rate risk; however, we may consider entering into such contracts in the future. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately 6%.

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

We entered into cross-currency swap agreements to manage our foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated notes, including the interest payments, to fixed-rate EUR-denominated debt. We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.

As of March 31, 2022, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in a decrease in net assets of $26 million. As of March 31, 2022, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $46 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11—Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this report, there are no material changes to the risk factors previously disclosed under “Risk Factors” in the 2021 Form 10-K.

Risks Related to Russia’s Invasion of Ukraine.

In February 2022, Russia launched a large-scale military invasion of Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. The extent and duration of the military action or future escalation of such hostilities, resulting sanctions and market disruptions and volatility are impossible to predict, but could be significant and could have a severe adverse effect on the regional and global economies. The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine and Russian and Ukrainian companies; ramifications may spill over to and negatively impact other regional and global economic markets. The potential for a wider conflict could further increase financial market volatility and could negatively affect our ability to raise additional capital when required. While we currently conduct limited business in Russia, the conflict and its effects could adversely affect our business, results of operations, cash flows and financial condition.

Risks Related to the Proposed Acquisition of Clipper Logistics plc.

On February 28, 2022, the Company and the board of directors of Clipper Logistics plc (“Clipper”) reached an agreement on the terms and conditions of a recommended cash and share offer to be made by GXO for the entire issued and to be issued share capital of Clipper. It is intended that the acquisition of Clipper will be effected by means of a Court-sanctioned scheme of arrangement. On April 11, 2022, GXO announced that at a Court Meeting and General Meeting of Clipper shareholders, the requisite majority of scheme shareholders voted to approve the scheme at the Court Meeting and the requisite majority of Clipper shareholders voted to pass the special resolution in connection with the amendment of the Clipper articles of association and the implementation of the scheme at the General Meeting. The completion of the acquisition of Clipper remains subject to the satisfaction or waiver of the other conditions, including the Court sanctioning the Scheme at the Scheme Court Hearing and the receipt of regulatory approvals from relevant competition authorities in the United Kingdom and Poland. Our acquisition of Clipper may not be completed on the currently contemplated timeline or in the currently contemplated form, or at all, and may not achieve the intended benefits.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Recommended cash and share acquisition of Clipper Logistics PLC by GXO Logistics, Inc., dated as of February 28, 2022, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 1, 2022.

2.2
Cooperation Agreement between GXO Logistics, Inc. and Clipper Logistics PLC, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 1, 2022.

10.1	Form of Deed of Irrevocable Undertaking, incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 1, 2022.

10.2
Bridge Term Loan Credit Agreement, dated as of February 28, 2022, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent, incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 1, 2022.

10.3
Term Loan Credit Agreement, dated as of March 22, 2022, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 23, 2022.

10.4*+	Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Compensation Plan).

10.5*+	Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan).

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

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

GXO Logistics, Inc.

Date: May 5, 2022	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)

Date: May 5, 2022	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)