Form 10-Q
period 2022-06-30
GXO Logistics, Inc.
filed 2022-08-03
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(203) 489-1287
(Registrant’s telephone number, including area code)

N/A
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

As of August 1, 2022, there were 118,615,116 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$2,156	$1,882	$4,239	$3,704
Direct operating expense	1,775	1,554	3,523	3,074
Selling, general and administrative expense	220	177	410	348
Depreciation and amortization expense	77	95	153	174
Transaction and integration costs	24	35	43	53
Restructuring costs (credits) and other	1	(1)	14	3
Operating income	59	22	96	52
Other income (expense), net	23	(1)	39	—
Interest expense, net	(9)	(6)	(13)	(11)
Income before income taxes	73	15	122	41
Income tax expense	(21)	(1)	(32)	(10)
Net income	52	14	90	31
Less: Net income attributable to noncontrolling interests	(1)	(3)	(2)	(6)
Net income attributable to GXO	$51	$11	$88	$25

Earnings per share data
Basic earnings per share	$0.44	$0.10	$0.76	$0.22
Diluted earnings per share	$0.44	$0.10	$0.76	$0.22

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116,131	114,626	115,435	114,626
Diluted weighted-average common shares outstanding	116,646	114,626	116,111	114,626

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net income	$52	$14	$90	$31

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax (expense) benefit of $(10), $(1), $(10), and $2, respectively	(75)	19	(120)	(26)
Unrealized gain (loss) on hedging instruments, net of tax (expense) benefit of $—, $—, $—, and $(1), respectively	—	—	—	(1)
Comprehensive income (loss)	$(23)	$33	(30)	4
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	(1)	—	(2)
Comprehensive income (loss) attributable to GXO	$(23)	$34	$(30)	$6

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, shares in thousands, except per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$384	$333
Accounts receivable, net of allowances of $13 and $13, respectively	1,560	1,507
Other current assets	312	259
Total current assets	2,256	2,099
Long-term assets
Property and equipment, net of $1,172 and $1,128 in accumulated depreciation, respectively	905	863
Operating lease assets	1,900	1,772
Goodwill	2,769	2,017
Intangible assets, net of $413 and $407 in accumulated amortization, respectively	557	257
Other long-term assets	319	263
Total long-term assets	6,450	5,172
Total assets	$8,706	$7,271
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$592	$624
Accrued expenses	1,012	998
Short-term borrowings and obligations under finance leases	84	34
Current operating lease liabilities	490	453
Other current liabilities	186	220
Total current liabilities	2,364	2,329
Long-term liabilities
Long-term debt and obligations under finance leases	1,801	927
Long-term operating lease liabilities	1,570	1,391
Other long-term liabilities	410	234
Total long-term liabilities	3,781	2,552
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 118,610 and 114,659 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,561	2,354
Retained earnings	214	126
Accumulated other comprehensive loss	(246)	(130)
Total stockholders’ equity before noncontrolling interests	2,530	2,351
Noncontrolling interests	31	39
Total equity	2,561	2,390
Total liabilities and equity	$8,706	$7,271

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$90	$31
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	153	174
Stock-based compensation expense	16	13
Deferred tax benefit	3	3
Other	1	(6)
Changes in operating assets and liabilities
Accounts receivable	(20)	(9)
Other assets	(30)	(73)
Accounts payable	(56)	(40)
Accrued expenses and other liabilities	43	53
Net cash provided by operating activities	200	146
Cash flows from investing activities:
Capital expenditures	(154)	(119)
Proceeds from sales of property and equipment	6	2
Purchase and sale of affiliate trade receivables, net	—	12
Acquisition of businesses, net of cash acquired	(874)	34
Other	19	—
Net cash used in investing activities	(1,003)	(71)
Cash flows from financing activities
Proceeds from issuance of debt, net	898	—
Repayment of debt related to securitization transactions and other	—	(25)
Repayment of debt and finance leases	(15)	(56)
Purchase of noncontrolling interests	—	(128)
Net transfers from XPO Logistics, Inc.	—	116
Taxes paid related to net share settlement of equity awards	(12)	—
Other	(2)	15
Net cash provided by (used in) financing activities	869	(78)
Effect of exchange rates on cash and cash equivalents	(15)	1
Net increase (decrease) in cash and cash equivalents	51	(2)
Cash and cash equivalents, beginning of period	333	328
Cash and cash equivalents, end of period	$384	$326
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition	$203	$—

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of March 31, 2022	114,840	$1	$—	$2,349	$163	$(172)	$2,341	$34	$2,375
Net income	—	—	—	—	51	—	51	1	52
Other comprehensive (loss)	—	—	—	—	—	(74)	(74)	(1)	(75)
Stock-based compensation	—	—	—	10	—	—	10	—	10
Vesting of stock compensation awards	21	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	—	—	—	(1)	—	—	(1)	—	(1)
Common stock issued for acquisition	3,749	—	—	203	—	—	203	—	203
Dividends	—	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2022	118,610	$1	$—	$2,561	$214	$(246)	$2,530	$31	$2,561

	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2021	114,659	$1	$—	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	—	88	—	88	2	90
Other comprehensive (loss)	—	—	—	—	—	(118)	(118)	(2)	(120)
Stock-based compensation	—	—	—	16	—	—	16	—	16
Vesting of stock compensation awards	202	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	—	—	—	(12)	—	—	(12)	—	(12)
Common stock issued for acquisition	3,749	—	—	203	—	—	203	—	203
Deconsolidation of variable interest entity	—	—	—	—	—	2	2	(5)	(3)
Dividends	—	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2022	118,610	$1	$—	$2,561	$214	$(246)	$2,530	$31	$2,561

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of March 31, 2021	—	$—	$2,903	$—	$—	$16	$2,919	$124	$3,043
Net income	—	—	11	—	—	—	11	3	14
Other comprehensive income (loss)	—	—	—	—	—	23	23	(4)	19
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(128)	(128)
Net transfers from (to) XPO Logistics, Inc.	—	—	(79)	—	—	—	(79)	40	(39)
Other	—	—	—	—	—	—	—	5	5
Balance as of June 30, 2021	—	$—	$2,835	$—	$—	$39	$2,874	$40	$2,914

(Shares in thousands, dollars in millions)	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	—	$—	$2,765	$—	$—	$58	$2,823	$125	$2,948
Net income	—	—	25	—	—	—	25	6	31
Other comprehensive loss	—	—	—	—	—	(19)	(19)	(8)	(27)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(128)	(128)
Net transfers from XPO Logistics, Inc.	—	—	45	—	—	—	45	40	85
Other	—	—	—	—	—		—	5	5
Balance as of June 30, 2021	—	$—	$2,835	$—	$—	$39	$2,874	$40	$2,914

See accompanying notes to condensed consolidated financial statements.

GXO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of GXO Logistics, Inc. (“GXO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carryover basis.

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function, which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which include adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs is recorded within Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Condensed Consolidated Statements of Operations.

The Company’s consolidated financial statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

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

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. The Company intends to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on the Company’s consolidated financial statements.

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
United Kingdom	$777	$615	$1,481	$1,167
United States	685	551	1,366	1,135
France	183	190	359	370
Netherlands	163	157	333	305
Spain	123	122	243	241
Other	225	247	457	486
Total	$2,156	$1,882	$4,239	$3,704

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry sector. Revenue disaggregated by industry sector was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
E-commerce, omnichannel retail and consumer technology	$1,194	$999	$2,324	$1,950
Food and beverage	336	312	674	611
Industrial and manufacturing	269	251	532	499
Consumer packaged goods	223	184	436	370
Other	134	136	273	274
Total	$2,156	$1,882	$4,239	$3,704

Contract Balances

(In millions)	June 30, 2022	December 31, 2021
Contract assets(1)	$174	$147
Contract liabilities(2)	284	220
(1) Contract assets are included within Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Contract liabilities are included within Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Amounts included in the beginning of year contract liability balance	$8	$5	$71	$65

Remaining Performance Obligations

As of June 30, 2022, the fixed consideration component of the Company’s remaining performance obligation was approximately $2.6 billion, and the Company expects to recognize approximately 71% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Acquisitions

Clipper Acquisition

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). The Company acquired Clipper for $1,103 million, consisting of $900 million in cash and the issuance of 3,749,266 shares of GXO common stock having a value of $203 million. The Competition and Markets Authority (the “CMA”) in the U.K. is currently reviewing the Clipper Acquisition. The Company estimates that the CMA’s review of the acquisition will be completed during the second half of 2022.

The Company incurred transaction and financing costs related to the Clipper Acquisition of $20 million and $34 million for the three and six months ended June 30, 2022, respectively, which are included in Transaction and integration costs in the Condensed Consolidated Statements of Operations.

In connection with the Clipper Acquisition, (i) the Company and Clipper entered into a Cooperation Agreement; (ii) the Company entered into a Term Loan; (iii) the Company entered into a Five-Year Term Loan; and (iv) the Company terminated its Bridge Term Loan agreement. For additional information regarding the financing agreements entered in connection with the Clipper Acquisition, see Note 6—Debt and Financing Arrangements.

Clipper’s results of operations are included in our consolidated financial statements from the date of acquisition. The Company recorded $80 million and $1 million of revenue and income before income taxes for both the three and six months ended June 30, 2022, respectively.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting. The fair value of assets acquired and liabilities assumed was based on management’s estimate of the fair values of the assets acquired and liabilities assumed using valuation techniques including income, cost and market approaches.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$26
Accounts receivable	146
Other current assets	63
Total current assets	235
Long-term assets
Property and equipment	83
Operating lease assets	235
Intangible assets	340
Other long-term assets	25
Total long-term assets	683
Total assets	$918
LIABILITIES
Current liabilities
Accounts payable	$87
Accrued expenses	104
Short-term borrowings and obligations under finance leases	54
Current operating lease liabilities	37
Other current liabilities	45
Total current liabilities	327
Long-term liabilities
Long-term debt and obligations under finance leases	10
Long-term operating lease liabilities	221
Other long-term liabilities	105
Total long-term liabilities	336
Total liabilities	$663
Net assets purchased	$255
Cash paid	$900
Common stock issued(1)	203
Purchase price paid	$1,103
Goodwill recorded(2)	$848
(1) Represents the fair value of the Company’s common stock on the acquisition date.
(2) Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill acquired was recorded in the European reporting unit and was primarily attributed to anticipated synergies.

The fair values of the assets acquired and liabilities assumed are considered preliminary and subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. The Company expects to finalize purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to lease assets and liabilities, intangible assets and goodwill.

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Clipper occurred on January 1, 2021. The pro forma results reflect the impact of incremental interest expense, net of hedging instruments, to finance the acquisition and amortization expense on acquired intangible assets. Adjustments have also been made to remove transaction related costs. The unaudited pro forma information is not necessarily indicative of what the results of operations of the combined company would have been had the acquisition been completed as of January 1, 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Revenue	$2,334	$2,146	$4,695	$4,236
Income before income taxes	91	15	154	40

Kuehne + Nagel Acquisition

In January 2021, the Company acquired the majority of Kuehne + Nagel’s contract logistics operations in the U.K. Kuehne + Nagel’s operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management. The Company recorded assets and liabilities at fair value. Operating and finance lease assets and liabilities, goodwill and intangible assets acquired were approximately $300 million, $16 million and $26 million, respectively.

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

The following is a rollforward of the restructuring liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2021	$3
Charges incurred	6
Payments	(6)
Balance as of June 30, 2022	$3

The remaining restructuring liability at June 30, 2022 is primarily related to severance payments and is expected to be substantially paid within the next twelve months.

Other

In the first quarter of 2022, the Company deconsolidated a 50% owned joint venture. The deconsolidation resulted in an $8 million charge recorded in the first quarter of 2022.

5. Leases

The Company has operating and finance leases primarily for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment.

The following amounts related to leases were recorded in the Condensed Consolidated Balance Sheets:

(In millions)	June 30, 2022	December 31, 2021
Operating leases:
Operating lease assets	$1,900	$1,772

Current operating lease liabilities	$490	$453
Long-term operating lease liabilities	1,570	1,391
Total operating lease liabilities	$2,060	$1,844

Finance leases:
Property and equipment, net	$145	$155

Short-term borrowings and obligations under finance leases	$37	$34
Long-term debt and obligations under finance leases	110	133
Total finance lease liabilities	$147	$167

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Operating leases:
Operating lease cost	$171	$165	$340	$329
Short-term lease cost	23	18	45	37
Variable lease cost	22	18	42	37
Total operating lease cost	$216	$201	$427	$403
Finance leases:
Amortization of leased assets	$11	$13	$18	$17
Interest expense on lease liabilities	2	1	3	2
Total finance lease cost	$13	$14	$21	$19
Total operating and finance lease cost	$229	$215	$448	$422

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2022	2021
Leased assets obtained in exchange for new operating lease liabilities, including $249 and $281 from an acquisition in 2022 and 2021, respectively	$559	$576
Leased assets obtained in exchange for new finance lease liabilities, including $14 and $23 from an acquisition in 2022 and 2021, respectively	16	33

6. Debt and Financing Arrangements

The following table summarizes the carrying value of debt:

(In millions)	Rate(1)	June 30, 2022	December 31, 2021
1.65% Unsecured notes due 2026(2)	1.65%	$397	$397
2.65% Unsecured notes due 2031(3)	2.65%	396	396
Two-Year Term Loan due 2024	2.58%	165	—
Three-Year Term Loan due 2025(4)	2.58%	234	—
Five-Year Term Loan due 2027(4)	2.71%	499	—
Finance leases and other	Various	194	168
Total debt and obligations under finance leases		$1,885	$961
Less: Short-term borrowings and obligations under finance leases		84	34
Total long-term debt and obligations under finance leases		$1,801	$927
(1) Interest rate as of June 30, 2022.
(2) Net of unamortized debt issuance costs and discount of $3 million as of June 30, 2022 and December 31, 2021.
(3) Net of unamortized debt issuance costs and discount of $4 million as of June 30, 2022 and December 31, 2021.
(4) Net of unamortized debt issuance costs of $1 million as of June 30, 2022.

Five-Year Term Loan

On May 25, 2022, the Company entered into a five-year unsecured Term Loan (the “Five-Year Term Loan due 2027”) that provided a $500 million unsecured term loan facility to fund the Clipper Acquisition. On May 26, 2022, the Company borrowed $500 million that will mature on May 26, 2027. The loan bears interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s credit ratings.

Delayed Draw Term Loan

On March 22, 2022, the Company entered into an unsecured delayed draw Term Loan (the “Delayed Draw Term Loan”) that provided a £375 million ($457 million as of June 30, 2022) unsecured term loan facility to fund the Clipper Acquisition. The loans were available to the Company in U.S. dollars or British pounds sterling. On May 26, 2022, the Company borrowed, in U.S. dollars, a $165 million 2-year term loan tranche (the “Two-Year Term Loan due 2024”) and a $235 million 3-year term loan tranche (the “Three-Year Term Loan due 2025”) that will mature on May 26, 2024 and May 26, 2025, respectively. Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings.

Bridge Term Loan

On February 28, 2022, the Company entered into an unsecured Bridge Term Loan (the “Bridge Term Loan”) that provided a £745 million ($907 million as of June 30, 2022) unsecured term loan facility to fund the Clipper Acquisition. The commitments under the Bridge Term Loan were terminated with the effectiveness of the Five-Year Term Loan and the Delayed Draw Term Loan. No amounts were drawn under the Bridge Term Loan credit agreement.

Revolving Credit Facility

In 2021, the Company entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million is available for the issuance of letters of credit. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2022.

Sales of Certain Receivables

The Company sells certain of its trade accounts receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company also sold certain European trade accounts receivables under a securitization program. In the first quarter of 2022, the Company terminated its securitization program. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Company uses the sale of certain receivables to help manage its working capital.

Information related to the trade receivables sold was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Factoring agreements
Receivables sold in period	$228	$100	$457	$200
Cash consideration	228	100	456	200
Securitization program
Receivables sold in period	$—	$474	$—	$902
Cash consideration	—	474	—	902

Covenants and Compliance

The covenants in the Revolving Credit Facility, the Five-Year Term Loan and the Delayed Draw Term Loan, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of June 30, 2022, the Company was in compliance with the covenants contained in its debt and financing arrangements.

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

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2022 and December 31, 2021, due to their short-term nature.

Debt

The fair value of debt was as follows:

		June 30, 2022		December 31, 2021
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$346	$397	$391	$397
2.65% Unsecured notes due 2031	2	312	396	394	396
Two-Year Term Loan due 2024	2	165	165	—	—
Three-Year Term Loan due 2025	2	235	234	—	—
Five-Year Term Loan due 2027	2	500	499	—	—

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures. The objective of these derivative instruments is to reduce fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. These financial instruments are not used for trading or other speculative purposes. The Company does not expect to incur any losses as a result of counterparty default.

Net Investment Hedges

The Company uses fixed-to-fixed or variable-to-variable cross-currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. dollar and the associated foreign currencies. The Company designated these cross-currency swap agreements as qualifying hedging instruments and accounts for them as net investment hedges.

In the first quarter of 2022, the Company extended certain fixed-to-fixed cross-currency swap agreements scheduled to mature between 2022 to 2027, with an aggregate notional amount of $322 million. In the second quarter of 2022, the Company extended a fixed-to-fixed cross-currency swap agreement scheduled to mature in 2026 to 2027, with an aggregate notional amount of $165 million. Additionally, in the second quarter of 2022, the Company entered into multiple cross-currency swap agreements with maturity dates ranging from 2023 to 2027, with an aggregate notional amount of $900 million, of which $250 million was amended during the quarter. In connection with the extensions and amendments, the Company received cash of $2 million and $12 million representing the fair value of the swap and interest accrued through the date of termination for the three and the six months ended June 30, 2022, respectively.

Interest Rate Swap Agreements

The Company uses interest rate swap agreements to hedge the variability of cash flows resulting from floating interest rate borrowings. The Company designated these interest rate swap agreements as qualifying hedging instruments and accounts for them as cash flow hedges. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of AOCI and are reclassified into Interest expense, net over the life of the underlying debt, as interest on the Company’s floating rate debt is accrued.

In the second quarter of 2022, the Company entered into multiple interest rate swap agreements with an aggregate notional amount of $250 million.

Foreign Currency Exchange Rate Risk

The Company is exposed to certain risks relating to its ongoing business operations including foreign currency exchange rate risk. The Company uses foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from its operations that use the Euro or British pound sterling as their functional currency. Additionally, the Company uses foreign currency forward contracts to mitigate exposure from variability of cash flows related to the forecasted interest and principal payments on intercompany loans. The foreign currency forward contracts generally expire within 12 months. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the requirements to be accounted for as hedging instruments.

Derivatives

The fair value of derivative instruments and the related notional amounts were as follows:

	June 30, 2022		December 31, 2021
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Caption
Derivatives designated as hedges
Assets:
Cross-currency swap agreements	$1,387	$28	$—	$—	Other long-term assets
Liabilities:
Cross-currency swap agreements	$—	$—	$328	$4	Other current liabilities
Cross-currency swap agreements	—	—	165	4	Other long-term liabilities
Interest rate swaps	250	1	—	—	Other long-term liabilities
Derivatives not designated as hedges
Assets:
Foreign currency option contracts	$215	$23	$368	$11	Other current assets
Foreign currency option contracts	—	—	37	1	Other long-term assets
Liabilities:
Foreign currency forward contracts	$15	$—	$—	$—	Other current liabilities

As of June 30, 2022, and December 31, 2021, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

Derivatives designated as hedges

The effect of hedges on AOCI and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative	Gain or (Loss) Reclassified from AOCI into Net Income(1)	Gain or (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative	Gain or (Loss) Reclassified from AOCI into Net Income(1)	Gain or (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$43	$2	$—	$46	$2	$2
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$—	$(1)	$—	$—
(1) Amounts reclassified to net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

There were no derivative instruments recorded in the consolidated financial statements on or before June 30, 2021.

Derivatives not designated as hedges

The gains recognized in earnings for foreign currency option and forward contracts were $16 million and $24 million, of which $9 million and $15 million were unrealized, for the three and six months ended June 30, 2022, respectively. These amounts are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

8. Employee Benefit Plans

Defined Benefit Plans

In July 2021, the Company became the plan sponsor for a retirement plan in the U.K. (the “U.K. Retirement Plan”). Components of the net periodic benefit cost under the U.K. Retirement Plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Interest cost	$(5)	$—	$(11)	$—
Expected return on plan assets	14	—	29	—
Net periodic benefit income (1)	$9	$—	$18	$—
(1) Net periodic benefit income is recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations.

The Company also maintains defined benefit pension plans for other foreign subsidiaries that are excluded from the disclosures due to their immateriality.

Defined Contribution Plans

The Company’s costs for qualified defined contribution plans was $4 million for the three months ended June 30, 2022 and 2021, and $8 million for the six months ended June 30, 2022 and 2021. Defined contribution costs were primarily recorded within Direct operating expenses in the Condensed Consolidated Statements of Operations.

9. Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, shares in thousands, except per share data)	2022	2021(1)	2022	2021(1)
Net income attributable to common shares	$51	$11	$88	$25

Basic weighted-average common shares	116,131	114,626	115,435	114,626
Dilutive effect of stock-based awards	515	—	676	—
Diluted weighted-average common shares	116,646	114,626	116,111	114,626

Basic earnings per share	$0.44	$0.10	$0.76	$0.22
Diluted earnings per share	$0.44	$0.10	$0.76	$0.22
(1) On August 2, 2021, 114,626,250 shares of common stock of the Company were distributed and began regular-way trading. This share amount is utilized for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021.

For the three and the six months ended June 30, 2022, approximately 1.8 million and 1.6 million shares, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

10. Stockholders’ Equity

The following table summarizes the changes in AOCI by component:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of March 31, 2022	$(94)	$—	$(76)	$(2)	$(172)
Unrealized gain (loss), net of tax	(73)	—	—	1	(72)
Amounts reclassified from AOCI to net income	(2)	—	—	—	(2)
Other comprehensive income (loss), net of tax	(75)	—	—	1	(74)
As of June 30, 2022	$(169)	$—	$(76)	$(1)	$(246)

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of December 31, 2021	$(53)	$—	$(76)	$(1)	$(130)
Unrealized gain (loss), net of tax	(116)	—	—	2	(114)
Amounts reclassified from AOCI to net income	(4)	—	—	—	(4)
Other comprehensive income (loss), net of tax	(120)	—	—	2	(118)
Deconsolidation of variable interest entity	4	—	—	(2)	2
As of June 30, 2022	$(169)	$—	$(76)	$(1)	$(246)

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of March 31, 2021	$16	$(1)	$(1)	$2	$16
Unrealized gain (loss), net of tax	26	—	—	(3)	23
Amounts reclassified from AOCI to net income	—	—	—	—	—
Other comprehensive income (loss), net of tax	26	—	—	(3)	23
As of June 30, 2021	$42	$(1)	$(1)	$(1)	$39

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of December 31, 2020	$61	$—	$(1)	$(2)	$58
Unrealized gain (loss), net of tax	(19)	(1)	—	1	(19)
Amounts reclassified from AOCI to net income	—	—	—	—	—
Other comprehensive income (loss), net of tax	(19)	(1)	—	1	(19)
As of June 30, 2021	$42	$(1)	$(1)	$(1)	$39

11. Commitments and Contingencies

The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business. These proceedings may include personal injury claims arising from the handling and transportation of goods, contractual disputes and employment-related claims, including alleged violations of wage and hour laws.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 17, 2022 (the “2021 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

The Separation

On August 2, 2021, we completed the separation from XPO Logistics, Inc. (“XPO”) (the “Separation”). Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly-traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now also referred to as “condensed consolidated financial statements” and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carryover basis.

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function, which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which include adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs is recorded within Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Condensed Consolidated Statements of Operations.

The Company’s consolidated financial statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

We have a single reportable segment.

Clipper Acquisition

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). The Company acquired Clipper for $1,103 million, consisting of $900 million in cash and the issuance of 3,749,266 shares of GXO common stock having a value of $203 million. The Competition and Markets Authority (the “CMA”) in the U.K. is currently reviewing the Clipper Acquisition. The Company estimates that the CMA’s review of the acquisition will be completed during the second half of 2022.

In connection with the Clipper Acquisition, (i) the Company and Clipper entered into a Cooperation Agreement; (ii) the Company entered into a Term Loan; (iii) the Company entered into a Five-Year Term Loan; and (iv) the Company terminated its Bridge Term Loan agreement. For additional information regarding the financing agreements entered in connection with the Clipper Acquisition, see Note 6—Debt and Financing Arrangements.

The results of operations of Clipper are included in our consolidated financial statements from the date of acquisition. The Company recorded $80 million and $1 million of revenue and income before income taxes for both the three and six months ended June 30, 2022, respectively.

Results of Operations

	Three Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
Revenue	$2,156	$1,882	$274	15%
Direct operating expense	1,775	1,554	221	14%
Selling, general and administrative expense	220	177	43	24%
Depreciation and amortization expense	77	95	(18)	(19)%
Transaction and integration costs	24	35	(11)	(31)%
Restructuring costs (credits) and other	1	(1)	2	n/m
Operating income	59	22	37	n/m
Other income (expense), net	23	(1)	24	n/m
Interest expense, net	(9)	(6)	(3)	50%
Income before income taxes	73	15	58	n/m
Income tax expense	(21)	(1)	(20)	n/m
Net income	$52	$14	$38	n/m
n/m - not meaningful

Three Months Ended June 30, 2022 compared with the Three Months Ended June 30, 2021

Revenue for the three months ended June 30, 2022, increased by 15%, or $274 million, to $2.2 billion, compared with $1.9 billion for the same period in 2021. For the three months ended June 30, 2022, our North America, Asia and Pacific operations reported growth of 22%, and our European operations reported growth of 11%. The Clipper Acquisition contributed 6% to revenue in our European operations and 4% to total revenue for the three months ended June 30, 2022. Foreign currency movements decreased revenue by approximately 9% for the three months ended June 30, 2022.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs and facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the three months ended June 30, 2022 was $1.8 billion, or 82% of revenue, compared with $1.6 billion, or 83% of revenue, for the same period in 2021. For the three months ended June 30, 2022, direct operating expenses increased by $147 million due to higher personnel and temporary labor expenses, as well as higher third-party facilities and transportation costs of $33 million.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the three months ended June 30, 2022, increased by $43 million, to $220 million, compared with $177 million for the same period in 2021. SG&A for the three months ended June 30, 2022 increased compared with the same prior year period due to higher personnel costs, primarily for certain administrative functions, reflecting the growth in our business.

Depreciation and amortization expense for the three months ended June 30, 2022, was $77 million, compared with $95 million for the same period in 2021. The decrease was primarily due to allocated corporate charges from XPO before the Separation of $9 million and the impact of foreign currency movements. Depreciation and amortization expense included amortization of intangible assets of $13 million and $14 million for the three months ended June 30, 2022 and 2021, respectively.

Transaction and integration costs for the three months ended June 30, 2022 were $24 million and primarily related to the Clipper Acquisition. Transaction and integration costs for the three months ended June 30, 2021 were $35 million and primarily related to the Separation.

Restructuring costs (credits) and other for the three months ended June 30, 2022 and 2021 was not material.

Other income for the three months ended June 30, 2022 was $23 million. For the three months ended June 30, 2022, pension income was $9 million and the gain on foreign currency contracts was $16 million. Other expense for the three months ended June 30, 2021 was not material.

Interest expense, net for the three months ended June 30, 2022 was $9 million compared with $6 million for the same period in 2021. For the three months ended June 30, 2022, interest expense primarily related to debt issued in the second half of 2021, debt issued in 2022, and capital lease obligations, partially offset by interest income on the cross-currency swap agreements. For the three months ended June 30, 2021, interest expense primarily related to related-party debt obligations with XPO before the Separation and capital lease obligations.

Income before income taxes for the three months ended June 30, 2022 increased by $58 million, to $73 million, compared with $15 million for the same period in 2021. The increase was primarily due to higher revenue and increased other income as a result of pension income and foreign currency contracts.

Income tax expense for the three months ended June 30, 2022 was $21 million compared with $1 million for the same period in 2021. Our effective tax rate was 29.4% for the three months ended June 30, 2022 compared with 10.2% for the same period in 2021. The change in our effective tax rate was primarily driven by an increase in pre-tax losses in certain jurisdictions for which no benefit was recognized, non-deductible transaction cost, offset by deferred true-ups.

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
Revenue	$4,239	$3,704	$535	14%
Direct operating expense	3,523	3,074	449	15%
Selling, general and administrative expense	410	348	62	18%
Depreciation and amortization expense	153	174	(21)	(12)%
Transaction and integration costs	43	53	(10)	(19)%
Restructuring costs and other	14	3	11	n/m
Operating income	96	52	44	85%
Other income (expense), net	39	—	39	n/m
Interest expense, net	(13)	(11)	(2)	18%
Income before income taxes	122	41	81	n/m
Income tax expense	(32)	(10)	(22)	n/m
Net income	$90	$31	$59	n/m
n/m - not meaningful

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Revenue for the six months ended June 30, 2022, increased by 14%, or $535 million, to $4.2 billion, compared with $3.7 billion for the same period in 2021. For the six months ended June 30, 2022, our North America, Asia and Pacific operations reported growth of 18%, and our European operations reported growth of 12%. The Clipper Acquisition contributed 3% to revenue in our European operations and 2% to total revenue for the six months ended June 30, 2022. Foreign currency movements decreased revenue by approximately 7% for the six months ended June 30, 2022.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs and facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the six months ended June 30, 2022, was $3.5 billion, or 83% of revenue, compared with $3.1 billion, or 83% of revenue for the same period in 2021. For the six months ended June 30, 2022, direct operating expenses increased by $327 million due to higher personnel and temporary labor expenses, as well as higher third-party facilities and transportation costs of $67 million.

SG&A primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the six months ended June 30, 2022, increased by $62 million, to $410 million, compared with $348 million for the same period in 2021. SG&A for the six months increased compared with the same prior year period due to higher personnel costs, primarily for certain administrative functions, reflecting the growth in our business.

Depreciation and amortization expense for the six months ended June 30, 2022 was $153 million, compared with $174 million for the same period in 2021. The decrease was a result of allocated corporate charges from XPO before the Separation of $14 million and the impact of foreign currency movements. Depreciation and amortization expense included amortization of intangible assets of $27 million and $28 million for the six months ended June 30, 2022 and 2021, respectively.

Transaction and integration costs for the six months ended June 30, 2022 were $43 million and primarily related to the Clipper Acquisition. Transaction and integration costs for the six months ended June 30, 2021 were $53 million and primarily related to the Separation.

Restructuring costs and other for the six months ended June 30, 2022, were $14 million. For the six months ended June 30, 2022, restructuring costs and other included $6 million related to severance costs and $8 million related to the deconsolidation of a joint venture. Restructuring costs and other for the six months ended June 30, 2021 were $3 million and primarily related to severance costs.

Other income for the six months ended June 30, 2022 was $39 million. For the six months ended June 30, 2022, pension income was $18 million and the gain on foreign currency contracts was $24 million. Other income for the six months ended June 30, 2021 was not material.

Interest expense, net for the six months ended June 30, 2022 was $13 million compared with $11 million for the same period in 2021. For the six months ended June 30, 2022, interest expense primarily related to debt issued in the second half of 2021, debt issued in 2022, and capital lease obligations, partially offset by interest income on the cross-currency swap agreements. For the six months ended June 30, 2021, interest expense primarily related to related-party debt obligations with XPO before the Separation and capital lease obligations.

Income before income taxes for the six months ended June 30, 2022 increased by $81 million, to $122 million, compared with $41 million for the same period in 2021. The increase was primarily due to higher revenue and increased other income as a result of pension income and foreign currency contracts, partially offset by the deconsolidation of a joint venture.

Income tax expense for the six months ended June 30, 2022, was $32 million compared with $10 million for the same period in 2021. Our effective tax rate was 26.4% for the six months ended June 30, 2022 compared with 24.9% for the same period in 2021. The change in our effective tax rate was primarily driven by $5 million non-deductible transaction cost, offset by $4 million of deferred true-ups.

Liquidity and Capital Resources

Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions. The timing and magnitude of our start-ups can vary and may positively or negatively impact our cash flows.

We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.

Debt and Financing Arrangements

Five-Year Term Loan

On May 25, 2022, we entered into a five-year unsecured Term Loan (the “Five-Year Term Loan due 2027”) that provided a $500 million unsecured term loan facility to fund the Clipper Acquisition. On May 26, 2022, we borrowed $500 million that will mature on May 26, 2027. The loan bears interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the adjusted Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s credit ratings.

Delayed Draw Term Loan

On March 22, 2022, we entered into an unsecured delayed draw Term Loan (the “Delayed Draw Term Loan”) that provided a £375 million ($457 million as of June 30, 2022) unsecured term loan facility to fund the Clipper Acquisition. The loans were available to us in U.S. dollars or British pounds sterling. On May 26, 2022, we borrowed in U.S. dollars a $165 million 2-year term loan tranche (the “Two-Year Term Loan due 2024”) and a $235 million 3-year term loan tranche (the “Three-Year Term Loan due 2025”) that will mature on May 26, 2024, and May 26, 2025, respectively. Loans bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings.

Bridge Term Loan

On February 28, 2022, we entered into an unsecured Bridge Term Loan (the “Bridge Term Loan”) that provided a £745 million ($907 million as of June 30, 2022) unsecured term loan facility to fund the Clipper Acquisition. The commitments under the Bridge Term Loan were terminated with the effectiveness of the Five-Year Term Loan and the Delayed Draw Term Loan. No amounts were drawn under the Bridge Term Loan credit agreement.

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

Revolving Credit Facility

In 2021, we entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million is available for the issuance of letters of credit. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2022.

Sales of Certain Receivables

We sell certain of our trade accounts receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. We also sold certain European trade accounts receivables under a securitization program. In the first quarter of 2022, we terminated our securitization program. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. We use the sale of certain receivables to help manage our working capital.

Information related to the trade receivables sold was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Factoring agreements
Receivables sold in period	$228	$100	$457	$200
Cash consideration	228	100	456	200
Securitization program
Receivables sold in period	$—	$474	$—	$902
Cash consideration	—	474	—	902

Covenants and Compliance

As of June 30, 2022, we were in compliance with the covenants contained in our debt and financing arrangements.

Financial Condition

The following table summarizes our asset and liability balances as of June 30, 2022 and December 31, 2021:

(In millions)	June 30, 2022	December 31, 2021	$ Change	% Change
Total current assets	$2,256	$2,099	$157	7%
Total long-term assets	6,450	5,172	1,278	25%
Total current liabilities	2,364	2,329	35	2%
Total long-term liabilities	3,781	2,552	1,229	48%

The increase in our assets and liabilities from December 31, 2021 to June 30, 2022 primarily reflects the assets acquired and liabilities assumed, as well as various debt instruments entered into in connection with the Clipper Acquisition.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$200	$146	$54	37%
Net cash used in investing activities	(1,003)	(71)	(932)	n/m
Net cash provided by (used in) financing activities	869	(78)	947	n/m
Effect of exchange rates on cash and cash equivalents	(15)	1	(16)	n/m
Net increase (decrease) in cash and cash equivalents	$51	$(2)	$53	n/m
n/m - not meaningful

Operating Activities

Cash flows from operating activities for the six months ended June 30, 2022 increased by $54 million compared with the same period in 2021. The increase was primarily due to a $59 million increase in net income, partially offset by an $11 million decrease in non-cash items.

Investing Activities

Investing activities used $1,003 million of cash for the six months ended June 30, 2022, compared with $71 million used for the same period of 2021. During the six months ended June 30, 2022, we used $874 million, net of cash received, to fund the Clipper Acquisition, used $154 million to purchase property and equipment, received $10 million in proceeds from cross-currency swap agreements, excluding accrued interest, and received $6 million from sales of property and equipment. During the six months ended June 30, 2021, we used $119 million to purchase property and equipment, received $34 million net cash from the Kuehne + Nagel acquisition, received $12 million in connection with the purchase and sale of affiliate trade receivables, and received $2 million from sales of property and equipment.

Financing Activities

Financing activities generated $869 million of cash for the six months ended June 30, 2022, compared with $78 million used for the same period of 2021. The primary sources of cash from financing activities in the six months ended June 30, 2022, were $898 million in proceeds from long-term debt, partially offset by $15 million repayment of debt and finance leases and $12 million in payments for employee taxes on net settlement of equity awards. The primary uses of cash from financing activities in the six months ended June 30, 2021, were $128 million in the purchase of a noncontrolling interest, $56 million in repayments of debt and finance leases, and $25 million in repayment of debt related to a trade securitization program, partially offset by $116 million of net transfers from XPO.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Company’s contractual cash requirements have not changed materially since the 2021 Form 10-K, except for the new term loan credit agreements described above.

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

Interest Rate Risk

Our long-term debt portfolio, excluding finance leases and other debt, consists of $800 million fixed rate and $900 million variable rate loans, complemented by a variable-rate revolving credit facility. In the second quarter of 2022, we entered into multiple swap agreements to convert $650 million of variable rate debt from SOFR-indexed to EURIBOR-indexed. A hypothetical 1% increase in EURIBOR would, among other things, increase our interest expense by approximately $6.5 million. We also entered into multiple swap agreements to convert $250 million of variable rate USD-denominated debt into USD-denominated fixed rate debt. For our fixed rate notes, a 1% increase or decrease in interest rates would decrease or increase the fair value of our notes by approximately 4.5%.

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

We entered into cross-currency swap agreements to manage our foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated debt, including the interest payments, to fixed-rate EUR-denominated debt and a portion of the floating-rate USD-denominated loans, including the interest payments, to floating-rate EUR-denominated debt. We use foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.

As of June 30, 2022, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in an increase in net assets of approximately $57 million. As of June 30, 2022, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of approximately $48 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency markets. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under “Risk Factors” in the 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except as set forth below.

Risks Related to the Acquisition of Clipper Logistics plc.

On February 28, 2022, the Company and the board of directors of Clipper Logistics plc (“Clipper”) reached an agreement on the terms and conditions of a recommended cash and share offer to be made by GXO for the entire issued and to be issued share capital of Clipper. It was intended that the acquisition of Clipper would be effected by means of a Court-sanctioned scheme of arrangement (the “Scheme”). On May 24, 2022, the Company announced that the Scheme had become effective and the acquisition of Clipper had been completed following the sanction of the Scheme by the High Court of Justice in England and Wales on May 20, 2022. The acquisition of Clipper remains subject to the receipt of regulatory approval from the Competition and Markets Authority in the United Kingdom. Regulatory approval for our acquisition of Clipper may not be completed on the currently contemplated timeline or in the currently contemplated form, or at all, and the acquisition may not achieve the intended benefits.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1***
Term Loan Credit Agreement, dated as of May 25, 2022, by and among the Company, the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 26, 2022.

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

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

***
Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted exhibits to the Securities and Exchange Commission or its staff upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GXO Logistics, Inc.

Date: August 3, 2022	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)

Date: August 3, 2022	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)