Form 10-Q
period 2022-09-30
GXO Logistics, Inc.
filed 2022-11-09
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 7, 2022, there were 118,638,739 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$2,287	$1,974	$6,526	$5,678
Direct operating expense	1,885	1,651	5,408	4,725
Selling, general and administrative expense	227	171	637	519
Depreciation and amortization expense	89	85	242	259
Transaction and integration costs	14	29	57	82
Restructuring costs and other	—	2	14	5
Operating income	72	36	168	88
Other income, net	17	11	56	11
Interest expense, net	(6)	(5)	(19)	(16)
Income before income taxes	83	42	205	83
Income tax (expense) benefit	(19)	31	(51)	21
Net income	64	73	154	104
Net income attributable to noncontrolling interest	(1)	(1)	(3)	(7)
Net income attributable to GXO	$63	$72	$151	$97

Earnings per share data
Basic	$0.53	$0.63	$1.30	$0.84
Diluted	$0.53	$0.62	$1.29	$0.84

Weighted-average common shares outstanding
Basic	118,621	114,629	116,508	114,627
Diluted	119,065	115,529	117,107	115,527

See accompanying notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net income	$64	$73	$154	$104
Other comprehensive loss, net of tax
Foreign currency translation loss, net of tax (expense) benefit of $(22), $(4), $(32) and $(2), respectively	$(43)	$(12)	$(163)	$(30)
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $(2), $—, $(2) and $(1), respectively	9	—	9	(1)
Other comprehensive loss, net of tax	$(34)	$(12)	$(154)	$(31)
Comprehensive income	$30	$61	$—	$73
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1)	1	(1)	7
Comprehensive income attributable to GXO	$31	$60	$1	$66

See accompanying notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, shares in thousands, except per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$434	$333
Accounts receivable, net of allowances of $9 and $13, respectively	1,507	1,507
Other current assets	301	259
Total current assets	2,242	2,099
Long-term assets
Property and equipment, net of $1,196 and $1,128 in accumulated depreciation, respectively	914	863
Operating lease assets	2,058	1,772
Goodwill	2,603	2,017
Intangible assets, net of $418 and $407 in accumulated amortization, respectively	576	257
Other long-term assets	413	263
Total long-term assets	6,564	5,172
Total assets	$8,806	$7,271
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$568	$624
Accrued expenses	952	998
Short-term borrowings and obligations under finance leases	94	34
Current operating lease liabilities	499	453
Other current liabilities	162	220
Total current liabilities	2,275	2,329
Long-term liabilities
Long-term debt and obligations under finance leases	1,789	927
Long-term operating lease liabilities	1,699	1,391
Other long-term liabilities	444	234
Total long-term liabilities	3,932	2,552
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 118,629 and 114,659 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,569	2,354
Retained earnings	277	126
Accumulated other comprehensive loss	(278)	(130)
Total stockholders’ equity before noncontrolling interest	2,569	2,351
Noncontrolling interest	30	39
Total equity	2,599	2,390
Total liabilities and equity	$8,806	$7,271

See accompanying notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$154	$104
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	242	259
Stock-based compensation expense	24	22
Deferred tax benefit	—	(47)
Other	(4)	(11)
Changes in operating assets and liabilities
Accounts receivable	(22)	(118)
Other assets	(28)	(129)
Accounts payable	(68)	(8)
Accrued expenses and other liabilities	18	179
Net cash provided by operating activities	316	251
Cash flows from investing activities:
Capital expenditures	(239)	(180)
Proceeds from sales of property and equipment	22	8
Acquisition of businesses, net of cash acquired	(874)	34
Proceeds from cross-currency swap agreements	26	—
Other	9	(2)
Net cash used in investing activities	(1,056)	(140)
Cash flows from financing activities:
Proceeds from issuance of debt, net	898	794
Repayment of debt related to securitization transactions and other	—	(21)
Repayment of debt and finance leases	(23)	(64)
Purchase of noncontrolling interest	—	(128)
Net transfers to XPO Logistics, Inc.	—	(774)
Taxes paid related to net share settlement of equity awards	(12)	—
Other	—	28
Net cash provided by (used in) financing activities	863	(165)
Effect of exchange rates on cash and cash equivalents	(22)	1
Net increase (decrease) in cash and cash equivalents	101	(53)
Cash and cash equivalents, beginning of period	333	328
Cash and cash equivalents, end of period	$434	$275

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition	$203	$—

See accompanying notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2022	118,610	$1	$—	$2,561	$214	$(246)	$2,530	$31	$2,561
Net income	—	—	—	—	63	—	63	1	64
Other comprehensive loss	—	—	—	—	—	(32)	(32)	(2)	(34)
Stock-based compensation	—	—	—	8	—	—	8	—	8
Vesting of stock compensation awards	19	—	—	—	—	—	—	—	—
Balance as of September 30, 2022	118,629	$1	$—	$2,569	$277	$(278)	$2,569	$30	$2,599

	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2021	114,659	$1	$—	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	—	151	—	151	3	154
Other comprehensive loss	—	—	—	—	—	(150)	(150)	(4)	(154)
Stock-based compensation	—	—	—	24	—	—	24	—	24
Vesting of stock compensation awards	221	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	—	—	—	(12)	—	—	(12)	—	(12)
Common stock issued for acquisition	3,749	—	—	203	—	—	203	—	203
Deconsolidation of variable interest entity	—	—	—	—	—	2	2	(5)	(3)
Dividends	—	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2022	118,629	$1	$—	$2,569	$277	$(278)	$2,569	$30	$2,599

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2021	—	$—	$2,835	$—	$—	$39	$2,874	$40	$2,914
Net income	—	—	2	—	70	—	72	1	73
Other comprehensive loss	—	—	—	—	—	(12)	(12)	—	(12)
Stock-based compensation	—	—	—	4	—	—	4	—	4
Vesting of stock compensation awards	10	—	—	—	—	—	—	—	—
Net transfers (to) from XPO, including separation adjustments	—	—	(492)	—	—	(150)	(642)	—	(642)
Issuance of common stock and reclassification of XPO investment	114,626	1	(2,345)	2,344	—	—	—	—	—
Balance as of September 30, 2021	114,636	$1	$—	$2,348	$70	$(123)	$2,296	$41	$2,337

(Shares in thousands, dollars in millions)	Common Stock		XPO Logistics, Inc. Investment	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interest	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of December 31, 2020	—	$—	$2,765	$—	$—	$58	$2,823	$125	$2,948
Net income	—	—	27	—	70	—	97	7	104
Other comprehensive loss	—	—	—	—	—	(31)	(31)	—	(31)
Stock-based compensation	—	—	—	4	—	—	4	—	4
Vesting of stock compensation awards	10	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(128)	(128)
Net transfers (to) from XPO, including separation adjustments	—	—	(447)	—	—	(150)	(597)	40	(557)
Issuance of common stock and reclassification of XPO investment	114,626	1	(2,345)	2,344	—	—	—	—	—
Other	—	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2021	114,636	$1	$—	$2,348	$70	$(123)	$2,296	$41	$2,337

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

On August 2, 2021, the Company completed the separation from XPO Logistics, Inc. (“XPO”) (the “Separation”). Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now also referred to as “Condensed Consolidated Financial Statements” and have been prepared under GAAP.

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

The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
United Kingdom	$890	$680	$2,371	$1,847
United States	709	599	2,075	1,734
France	171	181	530	551
Netherlands	175	159	508	464
Spain	117	117	360	358
Other	225	238	682	724
Total	$2,287	$1,974	$6,526	$5,678

The Company’s revenue can also be disaggregated by various verticals, reflecting our customers’ principal industry. Revenue disaggregated by industries was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Omnichannel retail	$919	$769	$2,618	$2,240
Food and beverage	335	361	1,009	972
Technology and consumer electronics	338	270	963	749
Industrial and manufacturing	275	244	807	743
Consumer packaged goods	227	202	663	572
Other	193	128	466	402
Total	$2,287	$1,974	$6,526	$5,678

Contract Balances

(In millions)	September 30, 2022	December 31, 2021
Contract assets(1)	$177	$147
Contract liabilities(2)	273	220
(1) Contract assets are included within Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Contract liabilities are included within Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Revenue recognized included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Amounts included in the beginning of year contract liability balance	$12	$3	$83	$68

Remaining Performance Obligations

As of September 30, 2022, the fixed consideration component of the Company’s remaining performance obligations was approximately $3.0 billion, and the Company expects to recognize approximately 75% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Acquisitions

Clipper Acquisition

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). The Company acquired Clipper for $1,103 million, consisting of $900 million in cash and the issuance of 3,749,266 shares of GXO common stock having a value of $203 million. The Clipper Acquisition was subject to review by the Competition and Markets Authority in the United Kingdom (the “CMA”). On October 4, 2022, the CMA approved the Clipper Acquisition.

The Company incurred acquisition and integration costs related to the Clipper Acquisition of $7 million and $41 million for the three and nine months ended September 30, 2022, respectively. These costs are included in Transaction and integration costs in the Condensed Consolidated Statements of Operations.

In connection with the Clipper Acquisition, (i) the Company and Clipper entered into a Cooperation Agreement; (ii) the Company entered into a Delayed Draw Term Loan; (iii) the Company entered into a Five-Year Term Loan; and (iv) the Company terminated its Bridge Term Loan. For additional information regarding the financing agreements entered into in connection with the Clipper Acquisition, see Note 7. Debt and Financing Arrangements.

The Company included Clipper’s results of operations from the date of acquisition. For the three and nine months ended September 30, 2022, the Company recorded $239 million and $319 million of revenue, respectively, and $— million and $1 million of income before income taxes, respectively.

The Company accounted for the Clipper Acquisition as a business combination using the acquisition method of accounting. The fair value of assets acquired and liabilities assumed was based on management’s estimate of the fair values of the assets acquired and liabilities assumed using valuation techniques including income, cost and market approaches.

The following table summarizes the estimated fair value of identifiable assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$26
Accounts receivable	146
Other current assets	63
Total current assets	235
Long-term assets
Property and equipment	83
Operating lease assets	214
Intangible assets(1)	392
Other long-term assets	20
Total long-term assets	709
Total assets	$944
LIABILITIES
Current liabilities
Accounts payable	$87
Accrued expenses	104
Short-term borrowings and obligations under finance leases	54
Current operating lease liabilities	37
Other current liabilities	45
Total current liabilities	327
Long-term liabilities
Long-term debt and obligations under finance leases	10
Long-term operating lease liabilities	170
Other long-term liabilities	118
Total long-term liabilities	298
Total liabilities	$625
Net assets purchased	$319
Cash paid	$900
Common stock issued(2)	203
Purchase price paid	$1,103
Goodwill recorded(3)	$784
(1) The Company acquired $392 million of intangible assets comprised of customer relationships and trade names, with weighted-average useful lives of 15 years.
(2) Represents the fair value of the Company’s common stock on the acquisition date.
(3) Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill acquired was recorded in the European reporting unit and was primarily attributed to anticipated synergies.

The fair values of the assets acquired and liabilities assumed are considered preliminary and subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to lease assets and liabilities, intangible assets and goodwill.

The following unaudited pro forma information presents the Company’s results of operations as if the Clipper Acquisition occurred on January 1, 2021. The pro forma results reflect the impact of incremental interest expense, net of hedging instruments, to finance the acquisition and amortization expenses on acquired intangible assets. Adjustments have also been made to remove transaction related costs. The unaudited pro forma information is not necessarily indicative of what the results of operations of the combined company would have been if the acquisition had been completed as of January 1, 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Revenue	$2,287	$2,253	$6,982	$6,489
Income before income taxes	83	42	236	80

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

The restructuring liability rollforward was as follows:

(In millions)
Balance as of December 31, 2021	$3
Charges incurred	6
Payments	(7)
Balance as of September 30, 2022	$2

The remaining restructuring liability at September 30, 2022 was primarily related to severance payments and is expected to be substantially paid within the next twelve months.

Other

In the first quarter of 2022, the Company deconsolidated a 50% owned joint venture. The deconsolidation resulted in an $8 million charge recorded in the first quarter of 2022.

5. Leases

The Company has operating and finance leases for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment.

The following amounts related to leases were recorded in the Condensed Consolidated Balance Sheets:

(In millions)	September 30, 2022	December 31, 2021
Operating leases:
Operating lease assets	$2,058	$1,772

Current operating lease liabilities	$499	$453
Long-term operating lease liabilities	1,699	1,391
Total operating lease liabilities	$2,198	$1,844

Finance leases:
Property and equipment, net	$123	$155

Short-term obligations under finance leases	$35	$34
Long-term obligations under finance leases	98	133
Total finance lease liabilities	$133	$167

The components of lease cost recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Operating leases:
Operating lease cost	$187	$161	$527	$490
Short-term lease cost	24	20	69	57
Variable lease cost	31	18	73	55
Total operating lease cost	$242	$199	$669	$602
Finance leases:
Amortization of leased assets	$5	$8	$23	$25
Interest expense on lease liabilities	1	2	4	4
Total finance lease cost	$6	$10	$27	$29
Total operating and finance lease cost	$248	$209	$696	$631

Supplemental cash flow information was as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Leased assets obtained in exchange for new operating lease liabilities, including $207 and $281 from an acquisition in 2022 and 2021, respectively	$911	$792
Leased assets obtained in exchange for new finance lease liabilities, including $16 and $23 from an acquisition in 2022 and 2021, respectively	18	39

6. Goodwill

The following table presents the changes in goodwill for the period:

(In millions)
Balance as of December 31, 2021	$2,017
Acquisition(1)	784
Foreign exchange translation	(198)
Balance as of September 30, 2022	$2,603
(1) Any change in the goodwill amounts resulting from foreign currency translations are presented as “Foreign exchange translation.”

7. Debt and Financing Arrangements

The following table summarizes the carrying value of our debt:

(In millions)	Rate(1)	September 30, 2022	December 31, 2021
1.65% Unsecured notes due 2026(2)	1.65%	$397	$397
2.65% Unsecured notes due 2031(3)	2.65%	396	396
Two-Year Term Loan due 2024	4.76%	165	—
Three-Year Term Loan due 2025(4)	4.76%	234	—
Five-Year Term Loan due 2027(4)	4.89%	499	—
Finance leases and other	Various	192	168
Total debt and obligations under finance leases		$1,883	$961
Less: Short-term borrowings and obligations under finance leases		94	34
Total long-term debt and obligations under finance leases		$1,789	$927
(1) Interest rate as of September 30, 2022.
(2) Net of unamortized debt issuance costs and discount of $3 million as of September 30, 2022 and December 31, 2021.
(3) Net of unamortized debt issuance costs and discount of $4 million as of September 30, 2022 and December 31, 2021.
(4) Net of unamortized debt issuance costs of $1 million as of September 30, 2022.

Five-Year Term Loan

On May 25, 2022, the Company entered into a five-year unsecured Term Loan (the “Five-Year Term Loan”) that provided a $500 million unsecured term loan facility to fund the Clipper Acquisition. On May 26, 2022, the Company borrowed $500 million that will mature on May 26, 2027. The loan bears interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s credit ratings.

Delayed Draw Term Loan

On March 22, 2022, the Company entered into an unsecured delayed draw Term Loan (the “Delayed Draw Term Loan”) that provided a £375 million unsecured term loan facility to fund the Clipper Acquisition. The loan was available to the Company in U.S. dollars or British pounds sterling. On May 26, 2022, the Company borrowed, in U.S. dollars, a $165 million 2-year term loan tranche (the “Two-Year Term Loan”) and a $235 million 3-year term loan tranche (the “Three-Year Term Loan”) that will mature on May 26, 2024 and May 26, 2025, respectively. Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings.

Bridge Term Loan

On February 28, 2022, the Company entered into an unsecured Bridge Term Loan (the “Bridge Term Loan”) that provided a £745 million unsecured term loan facility to fund the Clipper Acquisition. The commitments under the Bridge Term Loan were terminated with the effectiveness of the Five-Year Term Loan and the Delayed Draw Term Loan. No amounts were drawn under the Bridge Term Loan.

Revolving Credit Facility

In 2021, the Company entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million is available for the issuance of letters of credit. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2022 or December 31, 2021.

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

Information related to the trade receivables sold was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Factoring agreements
Receivables sold in period	$259	$132	$716	$331
Cash consideration	258	132	714	331
Securitization program
Receivables sold in period	$—	$418	$—	$1,320
Cash consideration	—	418	—	1,320

Covenants and Compliance

The covenants in the Revolving Credit Facility, the Five-Year Term Loan and the Delayed Draw Term Loan, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of September 30, 2022, the Company was in compliance with the covenants contained in its debt and financing arrangements.

8. Fair Value Measurements and Financial Instruments

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

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2022 and December 31, 2021, due to their short-term nature.

Debt

The fair value of debt was as follows:

		September 30, 2022		December 31, 2021
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$329	$397	$391	$397
2.65% Unsecured notes due 2031	2	284	396	394	396
Two-Year Term Loan due 2024	2	165	165	—	—
Three-Year Term Loan due 2025	2	235	234	—	—
Five-Year Term Loan due 2027	2	500	499	—	—

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

In the first quarter of 2022, the Company extended certain fixed-to-fixed cross-currency swap agreements scheduled to mature between 2022 to 2027, with an aggregate notional amount of $322 million. In the second quarter of 2022, the Company extended a fixed-to-fixed cross-currency swap agreement scheduled to mature in 2026 to 2027, with an aggregate notional amount of $165 million. Additionally, in the second quarter of 2022, the Company entered into multiple cross-currency swap agreements with maturity dates ranging from 2023 to 2027, with an aggregate notional amount of $900 million, of which $250 million and $165 million were amended during the second and third quarters of 2022, respectively. In connection with the extensions and amendments, the Company received cash of $16 million and $28 million representing the fair value of the swap plus interest accrued through the date of termination for the three and nine months ended September 30, 2022, respectively. In November 2022, the Company amended certain fixed-to-fixed cross-currency swap agreements scheduled to mature in 2027 to 2026, with an aggregate notional amount of $322 million, the amendments were not material to the Condensed Consolidated Financial Statements.

Interest Rate Swap Agreements

The Company uses interest rate swap agreements to hedge the variability of cash flows resulting from floating interest rate borrowings. The Company designated these interest rate swap agreements as qualifying hedging instruments and accounts for them as cash flow hedges. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of Accumulated Other Comprehensive Income (“AOCI”) and are reclassified into Interest expense, net over the life of the underlying debt, as interest on the Company’s floating rate debt is accrued. In the second quarter of 2022, the Company entered into multiple interest rate swap agreements with an aggregate notional amount of $250 million.

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

Derivatives

The fair values of derivative instruments and the related notional amounts were as follows:

	September 30, 2022		December 31, 2021
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Caption
Derivatives designated as hedges
Assets:
Cross-currency swap agreements	$1,387	$103	$—	$—	Other long-term assets
Interest rate swaps	250	11	—	—	Other long-term assets
Liabilities:
Cross-currency swap agreements	$—	$—	$328	$4	Other current liabilities
Cross-currency swap agreements	—	—	165	4	Other long-term liabilities
Derivatives not designated as hedges
Assets:
Foreign currency option contracts	$105	$18	$368	$11	Other current assets
Foreign currency option contracts	—	—	37	1	Other long-term assets
Liabilities:
Foreign currency forward contracts	$15	$—	$—	$—	Other current liabilities

As of September 30, 2022 and December 31, 2021, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

Derivatives designated as hedges

The effect of hedges on AOCI and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Gain Reclassified from AOCI into Net Income(1)	Gain Recognized in Net Income on Derivatives (Excluded from effectiveness testing)(1)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Gain Reclassified from AOCI into Net Income(1)	Gain Recognized in Net Income on Derivatives (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$90	$—	$1	$136	$2	$3
Derivatives designated as cash flow hedges
Interest rate swaps	$12	$—	$—	$11	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Gain Reclassified from AOCI into Net Income(1)	Gain Recognized in Net Income on Derivatives (Excluded from effectiveness testing)(1)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Gain Reclassified from AOCI into Net Income(1)	Gain Recognized in Net Income on Derivatives (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$11	$1	$1	$11	$1	$1
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives not designated as hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Realized gain	$10	$—	$19	$—
Unrealized gain (loss)	(1)	1	14	1
Total gain recognized in net income	$9	$1	$33	$1

9. Employee Benefit Plans

Defined Benefit Plans

In July 2021, the Company became the plan sponsor for a retirement plan in the U.K. (the “U.K. Retirement Plan”). Components of the net periodic benefit cost under the U.K. Retirement Plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Interest cost	$(5)	$(5)	$(16)	$(5)
Expected return on plan assets	12	15	41	15
Net periodic benefit income(1)	$7	$10	$25	$10
(1) Net periodic benefit income is recorded within Other income, net in the Condensed Consolidated Statements of Operations.

The Company also maintains defined benefit pension plans for other foreign subsidiaries that are excluded from the disclosures due to their immateriality.

Defined Contribution Plans

The Company’s costs for qualified defined contribution plans were $4 million for both the three months ended September 30, 2022 and 2021, and $12 million for both the nine months ended September 30, 2022 and 2021. Defined contribution costs were primarily recorded within Direct operating expenses in the Condensed Consolidated Statements of Operations.

10. Earnings Per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, shares in thousands, except per share data)	2022	2021(1)	2022	2021(1)
Net income attributable to common shares	$63	$72	$151	$97

Basic weighted-average common shares	118,621	114,629	116,508	114,627
Dilutive effect of stock-based awards	444	900	599	900
Diluted weighted-average common shares	119,065	115,529	117,107	115,527

Basic earnings per share	$0.53	$0.63	$1.30	$0.84
Diluted earnings per share	$0.53	$0.62	$1.29	$0.84

Antidilutive shares excluded from diluted weighted-average common shares	2,013	—	1,735	—
(1) On August 2, 2021, 114,626,250 shares of common stock of the Company were distributed and began regular-way trading. This share amount is utilized for the calculation of basic and diluted earnings per share for three and nine months ended September 30, 2021.

11. Stockholders’ Equity

The following table summarizes the changes in AOCI by component:

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
Balance as of June 30, 2022	$(169)	$—	$(76)	$(1)	$(246)
Foreign currency translation loss	(111)	—	—	2	(109)
Unrealized gain on hedges, net of tax	69	9	—	—	78
Amounts reclassified from AOCI to net income	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	(43)	9	—	2	(32)
Balance as of September 30, 2022	$(212)	$9	$(76)	$1	$(278)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
Balance as of December 31, 2021	$(53)	$—	$(76)	$(1)	$(130)
Foreign currency translation loss	(260)	—	—	4	(256)
Unrealized gain on hedges, net of tax	102	9	—	—	111
Amounts reclassified from AOCI to net income	(5)	—	—	—	(5)
Other comprehensive income (loss), net of tax	(163)	9	—	4	(150)
Deconsolidation of variable interest entity	4	—	—	(2)	2
Balance as of September 30, 2022	$(212)	$9	$(76)	$1	$(278)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
Balance as of June 30, 2021	$42	$(1)	$(1)	$(1)	$39
Unrealized loss, net of tax	(10)	—	—	—	(10)
Amounts reclassified from AOCI to net income	(2)	—	—	—	(2)
Other comprehensive loss, net of tax	(12)	—	—	—	(12)
Transfers to XPO, net of tax	(68)	—	(82)	$—	$(150)
Balance as of September 30, 2021	$(38)	$(1)	$(83)	$(1)	$(123)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
Balance as of December 31, 2020	$61	$—	$(1)	$(2)	$58
Unrealized loss, net of tax	(28)	(1)	—	—	(29)
Amounts reclassified from AOCI to net income	(2)	—	—	—	(2)
Other comprehensive loss, net of tax	(30)	(1)	—	—	(31)
Transfers to (from) XPO, net of tax	(69)	—	(82)	1	$(150)
Balance as of September 30, 2021	$(38)	$(1)	$(83)	$(1)	$(123)

12. Commitments and Contingencies

The Company is involved and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business. These proceedings may include personal injury claims arising from the handling and transportation of goods, contractual disputes and employment-related claims, including alleged violations of wage and hour laws.

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

Business Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in an industry propelled by strong secular tailwinds. Our customers rely on us to move their goods with high efficiency through their supply chains from the moment inbound goods arrive at our logistics sites, through fulfillment and distribution and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

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

The Separation

On August 2, 2021, we completed the separation from XPO Logistics, Inc. (“XPO”) (the “Separation”). Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now also referred to as “Condensed Consolidated Financial Statements” and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

We have a single reportable segment.

Clipper Acquisition

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). The Company acquired Clipper for $1,103 million, consisting of $900 million in cash and the issuance of 3,749,266 shares of GXO common stock having a value of $203 million. The Clipper Acquisition was subject to review by the Competition and Markets Authority in the United Kingdom (the “CMA”). On October 4, 2022, the CMA approved the Clipper Acquisition.

In connection with the Clipper Acquisition, (i) the Company and Clipper entered into a Cooperation Agreement; (ii) the Company entered into a Delayed Draw Term Loan; (iii) the Company entered into a Five-Year Term Loan; and (iv) the Company terminated its Bridge Term Loan. For additional information regarding the financing agreements entered into in connection with the Clipper Acquisition, see Note 7. Debt and Financing Arrangements.

The Company included Clipper’s results of operations from the date of acquisition. For the three and nine months ended September 30, 2022, the Company recorded $239 million and $319 million of revenue, respectively, and $— million and $1 million of income before income taxes, respectively.

Results of Operations

	Three Months Ended September 30,
(In millions)	2022	2021	$ Change	% Change
Revenue	$2,287	$1,974	$313	16%
Direct operating expense	1,885	1,651	234	14%
Selling, general and administrative expense	227	171	56	33%
Depreciation and amortization expense	89	85	4	5%
Transaction and integration costs	14	29	(15)	(52)%
Restructuring costs and other	—	2	(2)	(100)%
Operating income	72	36	36	100%
Other income, net	17	11	6	55%
Interest expense, net	(6)	(5)	(1)	20%
Income before income taxes	83	42	41	98%
Income tax (expense) benefit	(19)	31	(50)	n/m
Net income	$64	$73	$(9)	(12)%
n/m - not meaningful

Three Months Ended September 30, 2022 compared with the Three Months Ended September 30, 2021

Revenue for the three months ended September 30, 2022 increased by 16%, or $313 million, to $2.3 billion, compared with $2.0 billion for the same period in 2021. Our North America, Asia and Pacific operations and European operations reported growth of 18% and 15%, respectively. The Clipper Acquisition contributed 16% to our European revenue and 10% to total revenue. Foreign currency movements decreased revenue by approximately 11% for the three months ended September 30, 2022.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs and facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for the three months ended September 30, 2022 was $1.9 billion, or 82% of revenue, compared with $1.7 billion, or 84% of revenue, for the same period in 2021. For the three months ended September 30, 2022, direct operating expenses primarily increased due to higher personnel and temporary labor costs of $131 million, higher facilities and transportation costs of $76 million and higher costs of materials and supplies of $16 million, these increases are mainly driven by the Clipper Acquisition.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the three months ended September 30, 2022 increased by $56 million, to $227 million, compared with $171 million for the same period in 2021. SG&A for the three months ended September 30, 2022 increased compared with the same prior year period due to higher personnel costs, primarily for certain administrative functions and the Clipper Acquisition.

Depreciation and amortization expense for the three months ended September 30, 2022 was $89 million, compared with $85 million for the same period in 2021. Depreciation and amortization expense included amortization of intangible assets of $21 million and $16 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher depreciation and amortization from the Clipper Acquisition, partially offset by lower depreciation as a result of contract modifications in the prior year.

Transaction and integration costs for the three months ended September 30, 2022 were $14 million, primarily related to the Clipper Acquisition and rebranding as a result of the Separation. Transaction and integration costs for the three months ended September 30, 2021 were $29 million, primarily related to the Separation.

Restructuring costs and other for the three months ended September 30, 2022 and 2021 was not material.

Other income, net consists primarily of foreign exchange gains and losses, including foreign currency contracts, and pension income. Other income, net for the three months ended September 30, 2022 was $17 million compared with $11 million for the same period in 2021. For the three months ended September 30, 2022, the gain on foreign currency contracts was $9 million and pension income was $7 million. For the three months ended September 30, 2021, pension income was $10 million.

Interest expense, net for the three months ended September 30, 2022 was $6 million compared with $5 million for the same period in 2021. For the three months ended September 30, 2022, interest expense primarily related to outstanding debt and capital lease obligations, partially offset by interest income on the cross-currency swap agreements. For the three months ended September 30, 2021, interest expense primarily related to debt issued in connection with the Separation, and related-party debt with XPO before the Separation, partially offset by interest income on the cross-currency swap agreements.

Income before income taxes for the three months ended September 30, 2022 increased by $41 million, to $83 million, compared with $42 million for the same period in 2021. The increase was primarily due to growth in our business, lower transaction and integration costs, and other income from a pension plan and foreign currency contracts.

Income tax for the three months ended September 30, 2022 was $19 million expense compared with $31 million benefit for the same period in 2021. Our effective tax rate was 22.5% for the three months ended September 30, 2022 compared with (72.5)% for the same period in 2021. The change in our effective tax rate was primarily driven by a discrete tax benefit from the initial recognition of a deferred tax asset in connection with the Separation.

	Nine Months Ended September 30,
(In millions)	2022	2021	$ Change	% Change
Revenue	$6,526	$5,678	$848	15%
Direct operating expense	5,408	4,725	683	14%
Selling, general and administrative expense	637	519	118	23%
Depreciation and amortization expense	242	259	(17)	(7)%
Transaction and integration costs	57	82	(25)	(30)%
Restructuring costs and other	14	5	9	n/m
Operating income	168	88	80	91%
Other income, net	56	11	45	n/m
Interest expense, net	(19)	(16)	(3)	19%
Income before income taxes	205	83	122	n/m
Income tax (expense) benefit	(51)	21	(72)	n/m
Net income	$154	$104	$50	48%
n/m - not meaningful

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Revenue for the nine months ended September 30, 2022 increased by 15%, or $848 million, to $6.5 billion, compared with $5.7 billion for the same period in 2021. For the nine months ended September 30, 2022, our North America, Asia and Pacific operations and European operations reported growth of 18% and 13%, respectively. The Clipper Acquisition contributed 7% to European revenue and 5% to total revenue. Foreign currency movements decreased revenue by approximately 8% for the nine months ended September 30, 2022.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs and facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the nine months ended September 30, 2022 was $5.4 billion, or 83% of revenue, compared with $4.7 billion, or 83% of revenue for the same period in 2021. For the nine months ended September 30, 2022, direct operating expenses primarily increased due to higher personnel and temporary labor expenses of $457 million, higher facilities and transportation costs of $171 million, and higher costs of materials and supplies of $43 million.

SG&A primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the nine months ended September 30, 2022 increased by $118 million, to $637 million, compared with $519 million for the same period in 2021. SG&A for the nine months increased compared with the same prior year period due to higher personnel costs, primarily for certain administrative functions.

Depreciation and amortization expense for the nine months ended September 30, 2022 was $242 million, compared with $259 million for the same period in 2021. Depreciation and amortization expense included amortization of intangible assets of $48 million and $44 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily a result of $15 million allocated corporate charges from XPO before the Separation in the prior year and lower depreciation as a result of contract modifications in the prior year, partially offset by higher depreciation and amortization from the Clipper Acquisition.

Transaction and integration costs for the nine months ended September 30, 2022 were $57 million, primarily related to the Clipper Acquisition and rebranding as a result of the Separation. Transaction and integration costs for the nine months ended September 30, 2021 were $82 million, primarily related to the Separation.

Restructuring costs and other for the nine months ended September 30, 2022 were $14 million. For the nine months ended September 30, 2022, restructuring costs and other included $8 million related to the deconsolidation of a joint venture and $6 million related to severance costs. Restructuring costs and other for the nine months ended September 30, 2021 were $5 million and related to severance costs.

Other income, net consists primarily of foreign exchange gains and losses, including foreign currency contracts, and pension income. Other income, net for the nine months ended September 30, 2022 was $56 million compared with $11 million for the same period in 2021. For the nine months ended September 30, 2022, the gain on foreign currency contracts was $33 million and pension income was $25 million. For the nine months ended September 30, 2021, pension income was $10 million.

Interest expense, net for the nine months ended September 30, 2022 was $19 million compared with $16 million for the same period in 2021. For the nine months ended September 30, 2022, interest expense primarily related to outstanding debt and capital lease obligations, partially offset by interest income on the cross-currency swap agreements. For the nine months ended September 30, 2021, interest expense primarily related to debt issued in connection with the Separation, related-party debt with XPO before the Separation, and capital lease obligations, partially offset by interest income on the cross-currency swap agreements.

Income before income taxes for the nine months ended September 30, 2022 increased by $122 million, to $205 million, compared with $83 million for the same period in 2021. The increase was primarily due to growth in our business, lower transaction and integration costs, and other income from a pension plan and foreign currency contracts, partially offset by restructuring costs due to the deconsolidation of a joint venture.

Income tax for the nine months ended September 30, 2022 was $51 million expense compared with $21 million benefit for the same period in 2021. Our effective tax rate was 24.7% for the nine months ended September 30, 2022 compared with (24.8)% for the same period in 2021. The change in our effective tax rate was primarily driven by a discrete tax benefit from the initial recognition of a deferred tax asset in connection with the Separation and non-deductible transaction cost, offset by deferred true-ups in 2022.

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

Debt and Financing Arrangements

Five-Year Term Loan

On May 25, 2022, we entered into a five-year unsecured Term Loan (the “Five-Year Term Loan”) that provided a $500 million unsecured term loan facility to fund the Clipper Acquisition. On May 26, 2022, we borrowed $500 million that will mature on May 26, 2027. The loan bears interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the adjusted Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s credit ratings.

Delayed Draw Term Loan

On March 22, 2022, we entered into an unsecured delayed draw Term Loan (the “Delayed Draw Term Loan”) that provided a £375 million unsecured term loan facility to fund the Clipper Acquisition. The loan was available to us in U.S. dollars or British pounds sterling. On May 26, 2022, we borrowed in U.S. dollars a $165 million 2-year term loan tranche (the “Two-Year Term Loan”) and a $235 million 3-year term loan tranche (the “Three-Year Term Loan”) that will mature on May 26, 2024, and May 26, 2025, respectively. Loans bear interest at a fluctuating rate per annum equal to, at our option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings.

Bridge Term Loan

On February 28, 2022, we entered into an unsecured Bridge Term Loan (the “Bridge Term Loan”) that provided a £745 million unsecured term loan facility to fund the Clipper Acquisition. The commitments under the Bridge Term Loan were terminated with the effectiveness of the Five-Year Term Loan and the Delayed Draw Term Loan. No amounts were drawn under the Bridge Term Loan.

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

Revolving Credit Facility

In 2021, we entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million is available for the issuance of letters of credit. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2022.

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
Information related to the trade receivables sold was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Factoring agreements
Receivables sold in period	$259	$132	$716	$331
Cash consideration	258	132	714	331
Securitization program
Receivables sold in period	$—	$418	$—	$1,320
Cash consideration	—	418	—	1,320

Covenants and Compliance

As of September 30, 2022, we were in compliance with the covenants contained in our debt and financing arrangements.

Financial Condition

The following table summarizes our asset and liability balances as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021	$ Change	% Change
Total current assets	$2,242	$2,099	$143	7%
Total long-term assets	6,564	5,172	1,392	27%
Total current liabilities	2,275	2,329	(54)	(2)%
Total long-term liabilities	3,932	2,552	1,380	54%

The increase in our assets and liabilities from December 31, 2021 to September 30, 2022 primarily reflects the assets acquired and liabilities assumed, as well as various debt instruments entered into in connection with the Clipper Acquisition.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, were summarized as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$316	$251	$65	26%
Net cash used in investing activities	(1,056)	(140)	(916)	n/m
Net cash provided by (used in) financing activities	863	(165)	1,028	n/m
Effect of exchange rates on cash and cash equivalents	(22)	1	(23)	n/m
Net increase (decrease) in cash and cash equivalents	$101	$(53)	$154	n/m
n/m - not meaningful

Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2022 increased by $65 million compared with the same period in 2021. The increase was due to $50 million higher net income in 2022 and $39 million non-cash adjustments driven by a deferred tax benefit in 2021, partially offset by a $24 million decrease in working capital.

Investing Activities

Investing activities used $1,056 million of cash for the nine months ended September 30, 2022, compared with $140 million used for the same period of 2021. During the nine months ended September 30, 2022, we used $874 million, net of cash received, to fund the Clipper Acquisition, used $239 million to purchase property and equipment, received $26 million in proceeds from the settlement of cross-currency swap agreements, excluding accrued interest, and received $22 million from sales of property and equipment. During the nine months ended September 30, 2021, we used $180 million to purchase property and equipment, received $34 million net cash from the Kuehne + Nagel acquisition, and received $8 million from sales of property and equipment.

Financing Activities

Financing activities generated $863 million of cash for the nine months ended September 30, 2022, compared with $165 million used for the same period of 2021. The primary sources of cash from financing activities in the nine months ended September 30, 2022, were $898 million in proceeds from long-term debt, net, partially offset by $23 million repayment of debt and finance leases and $12 million in payments for employee taxes on net settlement of equity awards. The primary uses of cash from financing activities in the nine months ended September 30, 2021, were $774 million of net transfers to XPO, $128 million in the purchase of noncontrolling interest, $64 million in repayments of debt and finance leases, and $21 million in repayment of debt related to a trade securitization program, partially offset by $794 million in proceeds from long-term debt.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

Our long-term debt portfolio, excluding finance leases and other debt, consists of $800 million fixed-rate and $900 million variable-rate loans, complemented by a variable-rate revolving credit facility. We use cross-currency swap agreements to convert $650 million of variable-rate debt from Secured Overnight Financing Rate (“SOFR”) to Euro Interbank Offered Rate (“Euribor”). We also entered into interest rate swap agreements to convert $250 million of variable-rate U.S. dollar (“USD”)-denominated debt into USD-denominated fixed-rate debt. As of September 30, 2022, a hypothetical 1% increase in Euribor would have increased our interest expense by approximately $6 million. For our fixed-rate notes, a 1% increase or decrease in interest rates would have decreased or increased the fair value of our notes by approximately 4%.

Foreign Currency Exchange Risk

A significant proportion of our net assets and income are in non-USD currencies, primarily the Euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Consequently, a depreciation of the EUR or the GBP relative to the USD could have an adverse impact on our financial results.

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

As of September 30, 2022, a uniform 10% strengthening in the value of the USD relative to the EUR would have increased our net assets by approximately $20 million. As of September 30, 2022, a uniform 10% strengthening in the value of the USD relative to the GBP would have decreased our net assets by approximately $30 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency markets. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12—Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under “Risk Factors” in the 2021 Form 10-K, except as disclosed under Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Clipper Acquisition, 840 shares of GXO common stock were issued during the quarter ended September 30, 2022 in connection with the exercise of options under a Court-sanctioned scheme of arrangement. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court or other governmental authority expressly authorized by law to grant such approval.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

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

GXO Logistics, Inc.

Date: November 9, 2022	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)