Form 10-K
period 2022-12-31
GXO Logistics, Inc.
filed 2023-02-16
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.8 billion as of June 30, 2022, based upon the closing price of the common stock on that date.

As of February 13, 2023, there were 118,775,811 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and corresponding notes thereto included elsewhere in this Annual Report. Forward-looking statements set forth in this Annual Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.

Part I

Item 1. Business.

Company Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company,” “our” or “we”), is the largest pure-play contract logistics provider in the world, and a foremost innovator in an industry propelled by strong secular tailwinds. We provide our customers with high-value-add warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. As of December 31, 2022, our approximately 135,000 team members operated in 979 facilities worldwide totaling 197 million square feet of space, primarily on behalf of large corporations, that have outsourced their warehousing, distribution and other related activities to us.

Our revenue is diversified among over one thousand customers, including many multinational corporations, across numerous verticals. Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment inbound goods arrive at our logistics sites, through fulfillment and distribution, and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

GXO became a standalone publicly traded company on August 2, 2021, when GXO Logistics, Inc. completed its separation (the “Separation”) from XPO, Inc. (“XPO”) and began regular-way trading on the New York Stock Exchange under the ticker symbol “GXO.” GXO was incorporated as a Delaware corporation in February 2021.

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). See Item 8 of Part II, “Financial Statements and Supplementary Data — Note — 4 Acquisitions” to the Consolidated Financial Statements for additional information.

Drivers of Value Creation

GXO Operates in a Massive Market that is Growing Rapidly Due to Strong, Secular Tailwinds.
GXO is the largest pure-play contract logistics provider in the world. Our significant scale makes us well-positioned to benefit from the logistics industry’s predominant tailwinds — the secular shift in logistics toward outsourcing, the growth in consumer demand for e-commerce and omnichannel retail, and the focus on ensuring supply chain resilience that is driving higher inventory levels and nearshoring and re-shoring.
1.Outsourcing: Over the last five years, the outsourced portion of the market has outgrown the broader market. We expect this outperformance to continue as the benefits of economies of scale and rising technological complexity make the outsourced offering even more compelling.
2.E-commerce: E-commerce is increasing as a share of overall commerce and will continue to do so. E-commerce creates demand for a far greater degree of sophistication throughout the fulfillment process, and a compelling revenue-multiplier effect for GXO. Additionally, more E-commerce also means more returns: roughly one in three items are being returned in the E-commerce environment based on third party research. The increased touchpoints mean higher revenue capture for the warehouse provider.
3.Supply Chain Resilience: The need to make supply chains more resilient has driven a trend towards holding more inventory – the concept of just-in-case, rather than just–in–time. Additionally, we expect many industries to follow the trend of pursuing resiliency in their supply chains through near-shoring.

GXO has Strong Competitive Advantages that have Enabled it to Grow Faster than the Broader Market.
1.Robust Technological Differentiation: Increasingly, customers want technology-enabled, highly customized solutions that incorporate intelligent automation and data science. Order fulfillment times are compressing, and new channels are emerging as companies seek to improve the efficiency, speed and visibility of their supply chain activities, notably in the e-commerce and omnichannel retail channels. GXO leads the industry in automation levels. Our focus as an innovator is helping our customers meet the expectations of their customers, with reliable outcomes, more visibility and greater efficiency. Furthermore, we keep close tabs on innovation and are constantly testing numerous large and small technology opportunities, and our team has a unique and deep understanding of how to deploy this sophisticated technology. Across core verticals, we see a strong correlation between automation and market share growth, as our technological advantages enable us to offer continuous improvement opportunities to customers over the life of a contract, which is a powerful driver of retention and growth.
2.Global Scale: GXO’s ability to serve multinationals around the world is another key driver of our growth. We have established leading market positions across North America, Western Europe, and the UK, and we have built scale positions across the following, highly attractive verticals – omnichannel retail and consumer packaged goods; food and beverage; industrial and manufacturing; as well as tech and consumer electronics. Our customer portfolio includes long-term relationships with blue-chip market leaders and world-class brands, including Fortune 100 and Fortune Global 500 companies. Importantly, scale enables us to continuously learn and improve shared knowledge across our verticals and our large, diversified customer base to create more value.
3.Trusted expertise: Our executives have decades of experience in their respective fields and work together to create sustainable value through operational excellence and a purposeful culture. Our executives foster a company culture that is safe, respectful, entrepreneurial, innovative and inclusive, with a focus on diversity, inclusion and belonging that continues to shape our recruitment efforts and work environments. We have extensive experience in our core verticals, and we understand the specific requirements for quality control, real-time visibility, special handling, security, complex stock-keeping, time-assured deliveries and agility during surges in demand. The average relationship tenure for our top 20 customers in 2022, based on revenue, was over 15 years, and our revenue retention rate is above 90% each year.

GXO has a Resilient Business Model with Multiple Drivers of Profitable Growth
1.High Quality Growth: First, our long-term relationships, have an average contract and lease term of five years. Second, our pricing framework is managed through contractual terms and includes escalations for inflation. Third, our stable revenue base is diversified by customer, vertical and geography, making GXO resilient through different parts of the cycle. Additionally, no customer represented more than 4% of our total revenue in 2022. Fourth, our customers are high-quality companies, and the vast majority of our top-100 credit rated customers are Investment Grade.
2.Continuous Improvement and Productivity: GXO expects to generate meaningful margin expansion from an increase in large scale automation, further implementation of adaptive technologies, completion of central efficiency projects, and the realization of synergies from the 2022 acquisition of Clipper.

Our Strategy

We design and operate the most advanced warehouse solutions in the world. Our strategy is to help our customers manage their warehouses for optimal efficiency, using our network of people, technology and other physical assets. We deliver value to customers in the form of technological innovations, process efficiencies, cost efficiencies and reliable outcomes. Our services are both highly responsive to customer goals, such as increasing visibility in the supply chain, decreasing fulfillment times and mitigating environmental impacts and being proactive in identifying potential improvements.

GXO creates short- and long-term value for customers and shareholders through our unique combination of technology, scale and expertise. Our strategy addresses growth and optimization by focusing on core verticals that demonstrate enduring demand over time and where we already have a deep presence. We expect to attract new customers and expand the services we provide to existing customers through new projects, thus earning more of their external and internal logistics spend. We integrate best practices to drive productivity, with a focus on automation and other levers of profitable growth.

To aid in executing our strategy, we have instilled a culture that focuses on delivering mutually beneficial results for our customers and our company with the highest legal and ethical standards and clear policies and practices to support compliance throughout our organization.

Technology and Intellectual Property

Contract logistics is growing more and more complex, as changing consumer expectations and preferences continue to drive a need for faster delivery times, higher levels of returned inventory, and better visibility throughout the supply chain. Traditional warehousing solutions are no longer sufficient to fill these needs. The industry needs scaled technology players, like GXO, to deliver these complex solutions.

Technology is a core competitive advantage for GXO and fundamental to how we win and retain business. GXO was an early adopter of technology and operates more than 30% of technology-enabled warehouses compared to the industry average of roughly 8%. Technology enables us to add value to our customers’ end-to-end operations in terms of cost, efficiency, accuracy, and environmental impact. Investments in cutting-edge technology are a major growth driver for our business.

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

Labor and Inventory Management

Our productivity is driven by our comprehensive suite of intelligent tools and analytics designed to optimize labor and inventory management. This technology incorporates dynamic data science, predictive analytics and machine learning to aid decision-making. Our site managers use these tools to improve productivity in site-specific ways in a safe, disciplined and cost-effective manner.

Intelligent Warehouse Automation

Our intelligent warehouse automation includes deployments of autonomous robots and cobots, automated sortation systems, automated guided vehicles, goods-to-person systems and wearable devices — these are all effective ways to deliver critical improvements in speed, accuracy and productivity. Importantly, automation also enhances safety and the overall quality of employment. Our warehouse management system creates a synchronized environment across automation platforms to control these technologies holistically, providing an integrated solution.

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

Customers and Markets

We provide our customers with high-value-add warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services. We provide services to customers globally, including Fortune 100 and Fortune Global 500 companies in the U.S., European multinational market leaders and other renowned global brands. The customers we serve are primarily in North America and Europe and operate in every major industry. The diversification of our customer base reduces concentration risk. In 2022, our top five customers combined accounted for approximately 16% of our total revenue, and no customer represented more than 4%.

Our revenue is highly diversified due to our expertise across a range of key verticals, reflecting our customers’ principal industry sectors. In 2022, 41% of our revenue was from Omnichannel retail, 15% from Technology and consumer electronics, 15% from Food and beverage, 12% from Industrial and manufacturing, 10% from Consumer packaged goods and 7% from other industries, with the vast majority of our revenue generated in United Kingdom, United States, France, Netherlands and Spain.

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

Our competitors include local, regional, national and international companies that offer services similar to those we provide. Our competitors include DHL, DSV, Kuehne + Nagel International, GEODIS and ID Logistics. Due to the competitive nature of our marketplace, we strive daily to strengthen and expand existing business relationships and forge new relationships.

Environmental and Other Government Regulations

Our operations are regulated and licensed by various governmental agencies in the U.S. at the local, state and federal levels and in other countries where we conduct business. These regulations impact us directly and indirectly when they regulate third parties with which we arrange or contract services. In addition, we are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes.

Moreover, we are subject to various environmental laws and regulations in the jurisdictions where we operate. Historically, we have successfully resolved potential environmental exposure without a material effect on our business or operations. We believe that our operations are in compliance with current laws and regulations and we do not know of any existing environmental law, regulation nor condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.

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

Employee Profile

As of December 31, 2022, we operated in 28 countries with approximately 135,000 team members (comprised of 89,000 full-time and part-time employees and 46,000 temporary workers engaged through third-party agencies). Our workforce is located as follows: 42% in the United Kingdom, 30% in Europe (excluding the United Kingdom), 26% in North America and 2% were based in Latin America and Asia combined. The majority of our employees in Europe and United Kingdom were covered by collective bargaining agreements, while none of our employees in North America were covered by collective bargaining agreements. As of December 31, 2022, approximately 34% of our global workforce was comprised of women, and 66% of our workforce in the U.S. were ethnic minorities.

We have made significant investments in the safety, well-being and satisfaction of our employees in numerous areas, including diversity, inclusion and belonging; health and safety; talent development and engagement; and expansive total rewards.

Diversity, Inclusion and Belonging

We take pride in having an inclusive workplace that encourages a diversity of backgrounds and perspectives and mandates fair treatment for all individuals. These attributes of our culture make us a stronger organization and a better partner to all GXO stakeholders. We welcome employees of every gender identity, sexual orientation, race, ethnicity, national origin, religion, life experience, veteran status and disability. In November 2021, we appointed a Vice President of Diversity, Inclusion and Belonging and we have launched a Sustainability Steering Committee and Diversity and Inclusion Steering Committee in Europe and the Americas whose strategies include support and contributions for our Environmental, Social and Governance (“ESG”) commitments and ongoing community engagement events.

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

Talent Development and Engagement

Our employees are critically important to our ability to provide best-in-class service. We ask our employees for feedback through engagement surveys, roundtables and town halls, and we use periodic engagement surveys to gauge our progress and assess satisfaction. In this way, our employees help drive the continuous improvement of our business. We seek to identify top talent in all aspects of the recruitment process, and we emphasize training and development supported by our own GXO University.

We tailor our recruitment efforts by geography and job function using an array of channels to ensure a diverse candidate pool. Our talent development infrastructure provides resources to employees who aspire to grow throughout their careers, such as tailored skills development, training and mentoring. In addition, we maintain a robust pipeline of future operations leaders by using structured sponsorships and additional learning techniques to develop internal candidates who demonstrate high potential to advance from supervisory roles into site leader positions. Our programs also retain top talent by defining personalized development paths and attract new talent by differentiating GXO as an employer of choice.

Expansive Total Rewards

We offer a competitive compensation package to help attract and retain outstanding talent. We offer competitive wages and a comprehensive suite of benefits to all employees to maintain our position as an employer of choice in the talent marketplace. A number of the benefits we offer were introduced in response to employee feedback — in the U.S., examples include our pregnancy care policy, family bonding policy, tuition reimbursement program for continuing education, and benefits such as diabetes management, supplemental insurance and short-term loans. In Europe, the benefits offered vary by country and are tailored to the needs of the local markets. Examples include comprehensive healthcare and risk insurance, employee assistance programs covering mental, physical and financial wellbeing, pension plans, profit sharing, and local and global bonuses structured to offer competitive pay in each country.

Information about our Executive Officers

The following information relates to our executive officers:

Name	Age	Position
Malcolm Wilson	64	Chief Executive Officer
Baris Oran	49	Chief Financial Officer
Karlis Kirsis	43	Chief Legal Officer
Maryclaire Hammond	57	Chief Human Resources Officer
Elizabeth Fogarty	53	Chief Communications Officer

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

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our corporate website at www.gxo.com. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. Further materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors are also available on the investors section of our website.

Item 1A. Risk Factors.

The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.

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

Increases in our labor costs to attract, develop and retain employees may have a material adverse effect on our business.

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

Additionally, our operations are subject to various employment-related laws and regulations, which govern matters such as minimum wages, union organizing rights, the classification of employees and independent contractors, family and medical leave, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment-related matters. Any changes to employment-related laws and regulations, including increased minimum wages or the expansion of union organization rights could result in increased labor costs that could adversely affect our business, results of operations, cash flows and financial condition.

Labor represents a significant portion of our operating expenses; thus, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant fines and lawsuits and could have a material adverse effect on our business, financial condition and results of operations. We are currently subject to employment-related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

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

While we intend for our acquisitions to improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions or the inability of the acquired business to achieve the levels of revenue, income, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all of the risks that could arise as a result of our acquisitions.

If the performance of an acquired business, including our 2022 acquisition of Clipper, varies from our projections or assumptions or if estimates about the future profitability of an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected. We may also experience difficulties in connection with integrating any acquired companies into our existing businesses and operations, including our existing infrastructure and information technology systems. The infrastructure and information technology systems of acquired companies could present issues that we were unable to identify prior to the acquisition and could adversely affect our financial condition and results. We have experienced challenges of this nature relating to the infrastructure and systems of certain companies that we have acquired. Also, we may not realize all of the synergies we anticipate from past and potential future acquisitions. Among the synergies that we currently expect to realize are cross-selling opportunities to our existing customers, network synergies and other operational synergies. Variances from these or other assumptions or expectations could adversely affect our financial condition and results of operations.

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

The services we provide outside of the U.S. are subject to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax rules and policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, issues related to compliance with anti-corruption laws, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, data protection, trade compliance and intellectual property laws of countries that do not protect our rights relating to our intellectual property, including our proprietary information systems, to the same extent as U.S. laws. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region. In addition, as we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.

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

Establishing new customer relationships or adding operational sites for existing customers requires a significant amount of time, operational focus and capital. Although we typically partner with our new customers to ensure that onboarding is smooth, our inability to integrate new customers or operational sites into our technology systems, or recruit additional employees to manage new customer relationships, or incurrence of higher than anticipated costs to onboard new customers may negatively affect our financial condition or operations.

In addition, our operations can require a significant commitment of capital in the form of shelving, racking and other warehousing systems that may be necessary to implement warehouse solutions for our customers. These costs are often billed to the customer over the expected length of the customer relationship. To the extent that a customer defaults on its obligations under its agreement with us, we could be forced to take a significant loss on the unrecovered portion of the upfront capital costs.

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

We are subject to risks arising from the COVID-19 global pandemic (the “Pandemic”).

Our results of operations may continue to reflect the adverse impact from the Pandemic, including its impact on our supply chain and inflationary pressures. A pandemic or other public health epidemic poses the risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities.

The extent to which the Pandemic may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within GXO’s control, including but not limited to the Pandemic's path and effect, new variants and vaccination rates, potential supply chain disruptions and inflation, which can impact our key markets, business or financial condition.

Risks Related to Russia’s Invasion of Ukraine.

In February 2022, Russia launched a large-scale military invasion of Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed. The extent and duration of the military action or future escalation of such hostilities, resulting sanctions and market disruptions and volatility are impossible to predict, but could be significant and could have a severe adverse effect on the regional and global economies. The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine and Russian and Ukrainian companies; ramifications may spill over to and negatively impact other regional and global economic markets, may cause supply chain disruptions and may increase costs for transportation and energy. The potential for a wider conflict could further increase financial market volatility and could negatively affect our ability to raise additional capital when required. While we currently conduct limited business in Russia, the conflict and its effects could adversely affect our business, results of operations, cash flows and financial condition.

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

If our information technology systems are unable to manage high volumes with reliability, accuracy and speed as we grow, or if such systems are not suited to manage the various services we offer, our service levels and operating efficiency could decline. In addition, if we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems, or if we fail to enhance our systems to meet our customers’ needs, our results of operations could be negatively impacted.

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

The efficient operation of our business depends on our information technology systems, including internet and cloud-based services, for many activities important to our business. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing for risk management, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate could adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors, processing inefficiencies and loss of sales, receivables collection or customers. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied.

We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liabilities to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. In addition, recently, regulatory and enforcement focus on data protection has heightened in the U.S. and abroad, particularly in the EU, and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, its reputation, results of operations and financial condition.

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

In 2021, in connection with the Separation, GXO entered into a Revolving Credit Agreement providing an $800 million unsecured five-year revolving credit facility and issued $800 million of unsecured notes in two series. GXO transferred a portion of the net proceeds of the notes and other cash and cash equivalents to XPO. In March 2022, GXO entered into a two- and three-year term loan facility that provided $165 million and $235 million, respectively, and in May 2022, GXO entered into a five-year unsecured term loan facility that provided a $500 million unsecured term loan. The term loans were used to fund the Clipper Acquisition. As a result of these transactions, GXO had approximately $1.6 billion of outstanding debt as of December 31, 2022, excluding finance leases and other debt. We may also incur additional indebtedness in the future.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could materially and adversely affect our financial position and results of operations. Further, failure to comply with the covenants under our indebtedness may have a material adverse impact on our operations. If we fail to comply with any of the covenants under our debt obligations and are unable to obtain a waiver or amendment, such failure may result in an event of default under our indebtedness. We may not have sufficient liquidity to repay or refinance our indebtedness if such indebtedness were accelerated upon an event of default.

Risks Related to Third-Party Relationships

Our business may be materially adversely affected by labor disputes or organizing efforts.

Labor disputes involving our customers could affect our operations. If our customers experience plant slowdowns or closures because they are unable to negotiate labor contracts, our revenue and profitability could be negatively impacted. In particular, we derive a substantial portion of our revenue from the operation and management of facilities that are often located close to a customer’s manufacturing plant and are integrated into the customer’s production line process. If any of our customers are affected by labor disputes and consequently cease or significantly modify their operations at a plant served by us, we may experience significant revenue loss and shutdown costs, including costs related to early termination of leases.

In Europe, our business activities rely on a large amount of labor, including a number of workers who are affiliated with trade unions and other staff representative institutions. It is essential that we maintain good relations with employees, trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations; this could have a direct impact on our business operations. Generally, any deterioration in industrial relations in our European operations, such as general strike activities or other material labor disputes, could have an adverse effect on our revenues, earnings and financial position.

Although our workforce in the U.S. is not unionized, labor unions have, from time to time, attempted to organize our employees. Successful unionization of our employees or organizing efforts could lead to business interruptions, work stoppages and the reduction of service levels due to work rules that could have an adverse effect on our customer relationships and our revenues, earnings and financial position.

Any failure to properly manage our temporary workers could have a material adverse impact on our revenues, earnings, financial position.

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

The nature of our business exposes us to the potential for various types of claims and litigation. We are subject to claims and litigation related to labor and employment, personal injury, vehicular accidents, cargo and other property damage, business practices, environmental liability and other matters, including claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in liability claims or workers’ compensation claims, the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could affect our earnings.

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

Changes in tax laws and regulations for U.S. and multinational companies may increase our tax liability.

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

Risks Related to Environmental, Social and Governance

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

Our ability to achieve our ESG goals are subject to risks, many of which are outside of our control, and our reputation could be harmed if we fail to meet such goals.

Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG goals, including our goal to achieve 30% reduction in Greenhouse Gas (“GHG”) emissions by 2030, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and may be dependent on the actions of suppliers and other third parties, all of which are outside of our control. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s recently proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

Risks Related to the Separation

If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify XPO for material amounts of taxes and other related amounts pursuant to indemnification obligations under the Tax Matters Agreement by and between
XPO and GXO (the “TMA”).

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

In the future, existing holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock after the Separation as a result of the conversion of their XPO stock-based awards. In addition, the compensation committee of our board of directors has granted and is likely to continue to grant additional stock-based awards to our employees under our employee benefits plans. Such awards will have a dilutive effect on the number of GXO shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our common stock.

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

In addition, we are subject to Section 203 of the Delaware General Corporate Law (the “DGCL”), which could have the effect of delaying or preventing a change of control. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

In addition, in certain circumstances an acquisition or further issuance of our stock may trigger the application of Section 355(e) of the Code, causing the Separation to be taxable to XPO. Under the TMA, we are required to indemnify XPO for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that our stockholders may consider favorable.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we operated in 979 facilities, including five corporate offices, located in the United States, United Kingdom, and Europe, of which 372 facilities are owned or leased by our customers. In the aggregate, we occupied 197 million square feet in our locations.

	Facilities				Square Footage
Locations	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
					(in millions)
United States	193	—	101	294	47	—	31	78
United Kingdom	161	2	153	316	19	1	20	40
Europe (2)	188	—	99	287	41	—	31	72
Other (3)	58	—	19	77	5	—	2	7
Corporate	5	—	—	5	—	—	—	—
Total	605	2	372	979	112	1	84	197
(1) Locations owned or leased by our customers.
(2) Excludes the United Kingdom.
(3) Locations are primarily in Asia and Latin America.

We lease our global headquarters in Greenwich, Connecticut, our executive office in London, England, and various other offices in the United States, United Kingdom, France and India to support our global executive and shared services functions. We believe that our facilities are sufficient for our current needs.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note — 18 Commitments and Contingencies” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GXO.” On February 13, 2023, there were approximately 88 record holders of our common stock.

We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Stock Performance Graph

On August 2, 2021, our common stock began regular-way trading. The following graph sets forth the cumulative total stockholder return to GXO’s stockholders for the period beginning August 2, 2021, through December 31, 2022, as well as the corresponding returns on the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index.

The stock performance assumes $100 was invested on August 2, 2021 in our common stock, the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index, including reinvestment of dividends through December 31, 2022.

	8/2/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
GXO	$100.00	$124.37	$144.01	$113.11	$68.61	$55.59	$67.69
S&P 400 MidCap Index	100.00	98.09	105.57	100.06	84.28	81.85	90.28
S&P 500 Technology Index	100.00	97.77	113.85	104.12	82.83	77.50	80.94
S&P 500 Transportation Index	100.00	94.03	110.27	109.70	89.94	79.95	88.61

Recent Sales of Unregistered Securities

On May 24, 2022, the Company completed the Clipper Acquisition. The Company acquired Clipper for $1,106 million, consisting of $902 million in cash and the issuance of 3,757,657 shares of GXO common stock having a value of $204 million.

Pursuant to the terms of the Clipper Acquisition, 7,551 shares of GXO common stock were issued during the quarter ended December 31, 2022 in connection with the exercise of options under a court-sanctioned scheme of arrangement. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court or other governmental authority expressly authorized by law, to grant such approval.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This Form 10-K contains certain forward-looking statements that are intended to be covered by the safe harbors created by The Private Securities Litigation Reform Act of 1995. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Also, the following discussion and analysis of our financial conditions and results of operations generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in an industry. We provide our customers with high-value-add warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment inbound goods arrive at our logistics sites, through fulfillment and distribution and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

We strive to provide all of our customers with consistently high levels of service and cutting-edge automation. We also collaborate with our largest customers on planning and forecasting and provide assistance with network optimization, working with these customers to design or redesign their supply chains to meet specific goals, such as sustainability metrics. Our multidisciplinary, consultative approach has led to many of our key customer relationships extending for years and expanding in scope.

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

Our business model is asset-light and historically resilient in cycles, with high returns, strong free cash flow and visibility into revenue and earnings. The vast majority of our contracts with customers are multi-year agreements, and our facility lease arrangements generally align with contract length. Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover facility, technology and equipment costs, while the variable component is determined based on expected volumes and associated labor costs.

Basis of Presentation

Prior to the separation (the “Separation”) from XPO, Inc. (“XPO”), GXO historical financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO. On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements post-Separation are now prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now referred to as “Consolidated Financial Statements” and have been prepared under U.S generally accounting principles (“GAAP”).

Prior to the Separation, GXO historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, GXO assets and liabilities were transferred to the Company on a carry-over basis.

Prior to the Separation, GXO historical results of operations included allocations of XPO costs and expenses, including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including proportional adjusted earnings before interest, taxes, depreciation and amortization, which include adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded within Selling, general and administrative expense (“SG&A”), Depreciation and amortization expense and Transaction and integration costs in the Consolidated Statements of Operations.

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). For the year ended December 31, 2022, the Company recorded $569 million and $4 million of revenue and income before income taxes, respectively.

GXO has one reportable segment.

Results of Operations

	Year Ended December 31,
(In millions)	2022	2021	$ Change	% Change
Revenue	$8,993	$7,940	$1,053	13%
Direct operating expense	7,443	6,637	806	12%
Selling, general and administrative expense	886	714	172	24%
Depreciation and amortization expense	329	335	(6)	(2)%
Transaction and integration costs	61	99	(38)	(38)%
Restructuring costs and other	32	4	28	n/m
Operating income	242	151	91	60%
Other income, net	51	23	28	n/m
Interest expense	(29)	(21)	(8)	38%
Income before income taxes	264	153	111	73%
Income tax (expense) benefit	(64)	8	(72)	n/m
Net income	$200	$161	$39	24%
n/m - not meaningful

Revenue for 2022 increased by 13%, or $1.1 billion, to $9.0 billion compared with $7.9 billion for 2021. The increase in 2022 compared to the prior year reflects an increase of $569 million due to the Clipper Acquisition, $391 million in our Americas and Asia-Pacific operations and $172 million from our United Kingdom and Ireland operations. This increase was partially offset by a decrease of $79 million in our Continental Europe operations, primarily due to the deconsolidation of a 50% owned joint venture and foreign currency movement. Foreign currency movement decreased revenue by $653 million in 2022.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for 2022 increased by 12%, or $806 million, to $7.4 billion compared with $6.6 billion for

2021. As a percentage of revenue, direct operating expense was 82.8% and 83.6% in 2022 and 2021, respectively. Direct operating expense increased primarily due to higher personnel and temporary labor expenses of $528 million, as well as higher third-party transportation costs and facilities expense of $224 million.

SG&A primarily consists of salary and benefit costs for executive and certain administration functions, professional fees, facility costs other than those related to our logistics facilities, bad debt expense and legal costs. SG&A for 2022 increased by 24%, or $172 million, to $886 million, compared with $714 million in 2021. SG&A increased primarily due to higher personnel expenses.

Depreciation and amortization expense for 2022 decreased to $329 million compared with $335 million for 2021. Depreciation and amortization expense included amortization of intangible assets of $68 million and $61 million in 2022 and 2021, respectively. The decrease in depreciation and amortization expense was primarily a result of $15 million allocated corporate charges from XPO before the Separation in the prior year, offset by higher amortization as a result of the Clipper Acquisition.

Transaction and integration costs were $61 million in 2022, compared with $99 million for 2021. Transaction and integration costs in 2022 include $46 million related to the Clipper Acquisition, reflecting costs associated with financing arrangements, advisory fees and integration costs, and $15 million from the Separation, primarily reflecting rebranding costs. Transaction and integration costs in 2021 primarily relate to the Separation and the acquisition of the majority of Kuehne + Nagel’s contract logistics operations in the U.K. (the “K + N Acquisition”).

We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These costs are primarily related to severance; including projects to optimize human resources, finance and information technology activities; and are not associated with customer attrition. Restructuring costs and other for 2022 were $32 million compared with $4 million for 2021. Restructuring costs and other for 2022 included $24 million related to severance costs, primarily from the exit of non-core businesses and central efficiency projects, and $8 million related to the deconsolidation of a joint venture.

Other income, net was as follows:

	Year Ended December 31,
(In millions)	2022	2021	$ Change	% Change
Net periodic pension income	$33	$19	$14	74%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts gain	29	1	28	n/m
Unrealized foreign currency option and forward contracts gain (loss)	(11)	1	(12)	n/m
Foreign currency transaction and remeasurement gain (loss)	(4)	2	(6)	n/m
Total foreign currency gain	14	4	10	n/m
Other	4	—	4	n/m
Total	$51	$23	$28	n/m
n/m - not meaningful

Interest expense primarily consists of interest related to indebtedness for money borrowed, capital lease obligations and cross currency swaps used in net investment hedges. Interest expense for 2022 increased by 38%, or $8 million, to $29 million, compared to $21 million for 2021 as a result of higher outstanding debt.

Income before income taxes for 2022, increased by $111 million, to $264 million, compared with $153 million for 2021. The increase was primarily due to growth in our business, lower transaction and integration costs, and other income from a pension plan and foreign currency contracts, partially offset by higher restructuring costs. Income from continuing operations before income taxes for our domestic operations was $105 million for 2022, compared with a loss of $25 million in 2021. The increase in income in our domestic operations for 2022 was driven by a 16% increase in revenue resulting primarily from the reduced impact of COVID-19 on our business in 2022 and lower depreciation and amortization expense of $20 million. Income from continuing operations before income taxes for our foreign operations was $159 million for 2022, compared with income of $178 million in 2021. The decrease in income was primarily driven by the impact of foreign currency movement, offset by an increase of $4 million in additional income resulting from the Clipper Acquisition, as well as an increase in pension income of $14 million.

Income tax for 2022 was a $64 million expense compared to an $8 million benefit for 2021. Our effective tax rate was 24.2% in 2022 and not meaningful in 2021. The increase in our effective income tax rate was driven by contribution and margin-based taxes and offset by the benefit from changes to the valuation allowance and stock-based compensation.

Liquidity and Capital Resources

Overview

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

Capital Expenditures

Our 2023 capital expenditures include fulfillment costs and investments in technology and automation to improve the speed and accuracy of order fulfillment and the resiliency of supply chains. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside our control, such as the timing of new contracts, availability of labor and materials, and foreign currency fluctuations. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.

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

Delayed Draw Term Loan

On March 22, 2022, the Company entered into an unsecured delayed draw Term Loan (the “Delayed Draw Term Loan”) that provided a £375 million unsecured term loan facility to fund the Clipper Acquisition. The loan was available to the Company in U.S. dollars or British pounds sterling. On May 26, 2022, the Company borrowed, in U.S. dollars, a $165 million two-year term loan tranche (the “Two-Year Term Loan”) and a $235 million three-year term loan tranche (the “Three-Year Term Loan”) that will mature on May 26, 2024 and May 26, 2025, respectively. The Two-Year Term Loan and Three-Year Term Loan bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings. In December 2022, the Company repaid $50 million against the Two-Year Term Loan.

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

Unsecured Notes

In July 2021, prior to the Separation, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”). The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2031. The Company recognized $6 million of debt discounts and $2 million of debt issuance costs that were recorded as a reduction to the related debt instrument and will be amortized to interest expense over the life of the 2026 Notes and 2031 Notes.

Revolving Credit Facilities

In June 2021, prior to the Separation, the Company entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the Revolving Credit Facility bear interest at a fluctuating rate equal to (i) with respect to borrowings in dollars, at the Company’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate, and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. In addition, the Company is paying a commitment fee of 0.15% per annum on the unused portion of the commitments under the Revolving Credit Facility. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2022 or December 31, 2021.

In addition, pursuant to the Clipper Acquisition, the Company assumed a revolving credit facility agreement under which it may borrow up to approximately £45 million ($54 million as of December 31, 2022) in aggregate at any time, expiring in November 2023. As of December 31, 2022, the Company had $18 million of borrowings outstanding under this agreement.

Sales of Certain Receivables

The Company sells certain of its trade accounts receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company also sold certain European trade accounts receivables under a securitization program terminated in the first quarter of 2022. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company uses the sale of these receivables to help manage its working capital.

Information related to trade receivables sold was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Factoring agreements
Receivables sold in period	$992	$450	$612
Cash consideration	988	449	611
Securitization program
Receivables sold in period	$—	$1,850	$1,491
Cash consideration	—	1,850	1,491
Deferred purchase price	—	—	80

Covenants and Compliance

The covenants in the Five-Year Term Loan, the Delayed Draw Term Loan, the Unsecured Notes, and the Revolving Credit Facilities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of December 31, 2022, the Company complied with the covenants contained in its debt and financing arrangements.

Financial Condition

The following table summarizes our asset and liability balances as of December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021	$ Change	% Change
Total current assets	$2,428	$2,099	$329	16%
Total long-term assets	6,791	5,172	1,619	31%
Total current liabilities	2,532	2,329	203	9%
Total long-term liabilities	4,009	2,552	1,457	57%

The increase in our assets and liabilities from December 31, 2021 to December 31, 2022 primarily reflects the assets acquired and liabilities assumed, as well as various debt instruments entered into in connection with the Clipper Acquisition.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Consolidated Statements of Cash Flows, were summarized as follows:

	Year Ended December 31,
(In millions)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$542	$455	$87	19%
Net cash used in investing activities	(1,149)	(207)	(942)	n/m
Net cash provided by (used in) financing activities	787	(241)	1,028	n/m
Effect of exchange rates on cash and cash equivalents	(18)	(2)	(16)	n/m
Net increase in cash and cash equivalents	$162	$5	$157	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for 2022 increased by $87 million compared with 2021. The increase was primarily due to $39 million higher income in 2022, and $47 million in non-cash adjustments driven by a decrease in deferred tax benefit for 2021.

Investing Activities

Investing activities used $1,149 million of cash in 2022 compared with $207 million used in 2021. During 2022, we used $876 million in connection with the Clipper Acquisition, $342 million of cash for capital expenditures, partially offset by $40 million received from the sales of property and equipment and $21 million in net proceeds from the settlement of cross-currency swap agreements, excluding accrued interest. During 2021, we used $250 million of cash for capital expenditures, received $32 million in connection with the K + N Acquisition and received $11 million from sales of property and equipment.

Financing Activities

Financing activities generated $787 million of cash in 2022 and used $241 million of cash in 2021. The primary sources of cash from financing activities in 2022 were $917 million in proceeds from long-term debt and the revolving credit facility, net, partially offset by $115 million in repayment of debt and finance leases and $16 million in payments for employee taxes on net settlement of equity awards. The primary uses of cash from financing activities in 2021 were $774 million of net transfers to XPO in connection with the Separation, $128 million to purchase the remaining noncontrolling interest in GXO Logistics Europe SAS, $72 million cash used to repay debt and finance leases and $26 million to repay borrowings related to our securitization program. The source of cash from financing activities in 2021 was the issuance of long-term debt of $794 million.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We lease certain facilities and equipment under operating and finance lease arrangements. As of December 31, 2022, our outstanding obligations under operating and finance leases were $2.4 billion and $132 million, respectively. See Note — 8 Leases to the Consolidated Financial Statements for additional information.

As of December 31, 2022, we have $800 million of unsecured notes outstanding with interest payable in arrears on January 15 and July 15 of each year, and $850 million of variable-rate term loans outstanding with interest payable in arrears at our option monthly, quarterly, or semiannually. See Note — 9 Debt and Financing Arrangements to the Consolidated Financial Statements for additional information.

In addition, we have obligations for agreements to purchase goods or services entered into in the ordinary course of business that are enforceable and legally binding and gross unrecognized tax benefits.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). We make assumptions, estimates and judgments that affect our reported amounts of assets, liabilities, revenues, expenses, gains and losses. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill.

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Significant assumptions utilized in the allocation of the purchase price related to intangible assets include future expected cash flows from acquired customer relationships and trade names and discount rates.

Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note — 4 Acquisitions to the Consolidated Financial Statements for additional information.

Evaluation of Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Goodwill is tested at the reporting unit level, which is an operating segment or one level below, on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have three reporting units: i) Americas and Asia-Pacific; ii) United Kingdom and Ireland and iii) Continental Europe.

For each reporting unit, we first assess qualitative factors that are specific to the reporting unit as well as industry and macroeconomic factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The qualitative factors could include a significant change in the business climate, legal factors, operating performance indicators, competition, or the sale or disposition of a significant portion of a reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using the income and/or market approach. The income approach of determining fair value is based on the present value of estimated future cash flows, which requires us to make various assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. The discount rates reflect management’s judgment and are based on a risk-adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. Our forecasts also reflect expectations concerning future economic conditions, interest rates and other market data. The market approach of determining fair value is based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry. We believe using these valuation techniques yields the most appropriate evidence of the reporting unit’s fair value.

Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit and therefore could affect the likelihood and amount of any potential impairment.

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

The discount rate is determined based on the yield on a portfolio of high-quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. A 25-basis-point decrease in the discount rate would result in an estimated increase in the accumulated benefit obligation of approximately $24 million. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. An increase or decrease of 50-basis-points in the expected long-term rate of return would have decreased or increased 2022 pension expense by approximately $4 million. See Note — 15 Employee Benefit Plans to the Consolidated Financial Statements for additional information.

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

Interest Rate Risk

Our long-term debt portfolio, excluding finance leases and other debt, consists of $800 million fixed-rate notes and $850 million variable-rate loans, complemented by a variable-rate revolving credit facility. We use cross-currency swap agreements to convert $600 million of variable-rate debt from Secured Overnight Financing Rate (“SOFR”) to Euro Interbank Offered Rate (“Euribor”). We also entered into interest rate swap agreements to convert $250 million of variable-rate U.S. dollar (“USD”)-denominated debt into USD-denominated fixed-rate debt. As of December 31, 2022, a hypothetical 1% increase in Euribor would have increased our interest expense by approximately $6 million. For our fixed-rate notes, a 1% increase or decrease in interest rates would have decreased or increased the fair value of our notes by approximately 4%.

Foreign Currency Exchange Risk

A significant proportion of our net assets and income is in non-USD currencies, primarily the Euro (“EUR”) and British pound sterling (“GBP”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities, and cash flows. Consequently, depreciation of the EUR or the GBP relative to the USD could have an adverse impact on our financial results.

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

As of December 31, 2022, a uniform 10% strengthening in the value of the USD relative to the EUR would have increased our net assets by approximately $35 million. As of December 31, 2022, a uniform 10% strengthening in the value of the USD relative to the GBP would have decreased our net assets by approximately $30 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency markets. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

See Note — 10 Fair Value Measurements and Financial Instruments to the Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GXO Logistics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of GXO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Clipper Logistics plc during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Clipper Logistics plc’s internal control over financial reporting associated with approximately 6% of total assets, excluding associated goodwill and intangible assets, and approximately 6% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Clipper Logistics plc.

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

Acquisition-date fair value of a certain customer relationship intangible asset
As discussed in Note 4 to the consolidated financial statements, on May 24, 2022, the Company acquired Clipper Logistics plc in a business combination for consideration of approximately $1,106 million. As a result of the transaction, the Company acquired customer relationship intangible assets associated with the generation of future income from the acquirees’ existing customers. The acquisition-date fair value of intangible assets recorded by the Company was $392 million, which included customer relationship intangible assets.

We identified the evaluation of the acquisition-date fair value of a certain customer relationship intangible asset as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating certain assumptions used to estimate the acquisition-date fair value of the customer relationship intangible asset. Specifically, there was limited observable market information for the forecasted revenue and customer attrition assumptions, and evaluation of the discount rate assumption required specialized skills and knowledge. Changes in these assumptions could have had a significant impact on the acquisition-date fair value of the intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to estimate the acquisition-date fair value of the customer relationship intangible asset. This included controls over the determination of the forecasted revenue, customer attrition, and discount rate assumptions used in the Company’s model. We evaluated the Company’s forecasted revenue of the acquired company by comparing it to (1) past performance of the acquired company, (2) actual and forecasted revenue trends of the acquirees’ peers, and (3) analyst reports of the acquiree. We evaluated the Company’s customer attrition assumption by comparing it to historical attrition experienced by the acquired company. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate used by comparing it against a discount rate that was developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Stamford, Connecticut
February 15, 2023

GXO Logistics, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021	2020
Revenue	$8,993	$7,940	$6,195
Direct operating expense	7,443	6,637	5,169
Selling, general and administrative expense	886	714	611
Depreciation and amortization expense	329	335	323
Transaction and integration costs	61	99	47
Restructuring costs and other	32	4	29
Operating income	242	151	16
Other income, net	51	23	2
Interest expense, net	(29)	(21)	(24)
Income (loss) before income taxes	264	153	(6)
Income tax (expense) benefit	(64)	8	(16)
Net income (loss)	200	161	(22)
Net income attributable to noncontrolling interests	(3)	(8)	(9)
Net income (loss) attributable to GXO	$197	$153	$(31)

Earnings (loss) per share data
Basic	$1.68	$1.33	$(0.27)
Diluted	$1.67	$1.32	$(0.27)

Weighted-average common shares outstanding
Basic	117,050	114,632	114,626
Diluted	117,616	115,597	114,626

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2022	2021	2020
Net income (loss)	$200	$161	$(22)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax of $(8), $(3) and $(3), respectively	(98)	(46)	129
Unrealized gain on cash flow hedges, net of tax of $(2), $— and $—, respectively	7	—	2
Unrealized gain (loss) on defined benefit plans, net of tax of $13, $(2) and $—, respectively	(36)	7	1
Other comprehensive income (loss), net of tax	(127)	(39)	132
Comprehensive income	73	122	110
Less: Comprehensive income attributable to noncontrolling interests	2	7	17
Comprehensive income attributable to GXO	$71	$115	$93

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$495	$333
Accounts receivable, net of allowances of $12 and $13, respectively	1,647	1,507
Other current assets	286	259
Total current assets	2,428	2,099
Long-term assets
Property and equipment, net of $1,297 and $1,128 in accumulated depreciation, respectively	960	863
Operating lease assets	2,227	1,772
Goodwill	2,728	2,017
Intangible assets, net of $456 and $407 in accumulated amortization, respectively	570	257
Other long-term assets	306	263
Total long-term assets	6,791	5,172
Total assets	$9,219	$7,271
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$717	$624
Accrued expenses	995	998
Short-term borrowings and obligations under finance leases	67	34
Current operating lease liabilities	560	453
Other current liabilities	193	220
Total current liabilities	2,532	2,329
Long-term liabilities
Long-term debt and obligations under finance leases	1,739	927
Long-term operating lease liabilities	1,853	1,391
Other long-term liabilities	417	234
Total long-term liabilities	4,009	2,552
Commitments and Contingencies (Note 18)
Stockholders’ equity
Common Stock, $0.01 par value per share, 300,000 shares authorized, 118,728 and 114,659 shares issued and outstanding, as of December 31, 2022 and 2021, respectively	1	1
Preferred Stock, $0.01 par value per share, 10,000 shares authorized, 0 shares issued and outstanding, as of December 31, 2022 and 2021	—	—
Additional paid-in capital	2,575	2,354
Retained earnings	323	126
Accumulated other comprehensive loss	(254)	(130)
Total stockholders’ equity before noncontrolling interests	2,645	2,351
Noncontrolling interests	33	39
Total equity	2,678	2,390
Total liabilities and equity	$9,219	$7,271

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$200	$161	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	329	335	323
Stock-based compensation expense	33	28	25
Deferred tax benefit	(10)	(62)	(27)
Other	(14)	(10)	—
Changes in operating assets and liabilities
Accounts receivable	(71)	(243)	(122)
Other assets	24	(57)	4
Accounts payable	45	114	(13)
Accrued expenses and other liabilities	6	189	165
Net cash provided by operating activities	542	455	333
Cash flows from investing activities:
Capital expenditures	(342)	(250)	(222)
Proceeds from sale of property and equipment	40	11	12
Acquisition of business, net of cash acquired	(876)	32	(30)
Net proceeds from cross-currency swap agreements	21	—	—
Purchase and sale of affiliate trade receivables, net	—	—	(40)
Other	8	—	—
Net cash used in investing activities	(1,149)	(207)	(280)
Cash flows from financing activities:
Proceeds from debt, net	917	794	—
Repayments of debt and finance leases	(115)	(72)	(123)
Taxes paid related to net share settlement of equity awards	(16)	(1)	—
Proceeds (repayments) related to trade securitization program	—	(26)	24
Purchase of noncontrolling interests	—	(128)	(21)
Net transfers (to) from XPO	—	(774)	168
Other	1	(34)	19
Net cash provided by (used in) financing activities	787	(241)	67
Effect of exchange rates on cash and cash equivalents	(18)	(2)	8
Net increase (decrease) in cash and cash equivalents	162	5	128
Cash and cash equivalents, beginning of year	333	328	200
Cash and cash equivalents, end of year	$495	$333	$328

Supplemental cash flow information:
Cash paid for interest, net	$34	$22	$32
Cash paid for income taxes, net	111	75	27
Noncash investing and financing activities:
Common stock issued for acquisition	204	$—	$—
Settlement of related party debt due to the Separation	—	437	—

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.

Consolidated Statements of Changes in Equity

	Common Stock		XPO, Inc. Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Equity Before Noncontrolling Interest	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2019	—	$—	$2,633	$—	$—	$(66)	$2,567	$130	$2,697
Net income (loss)	—	—	(31)	—	—	—	(31)	9	(22)
Other comprehensive income	—	—	—	—	—	124	124	8	132
Purchase of noncontrolling interests	—	—	(1)	—	—	—	(1)	(20)	(21)
Net transfers from (to) XPO	—	—	164	—	—	—	164	(2)	162
Balance as of December 31, 2020	—	$—	$2,765	$—	$—	$58	$2,823	$125	$2,948
Net income	—	—	27	—	126	—	153	8	161
Other comprehensive loss	—	—	—	—	—	(38)	(38)	(1)	(39)
Stock-based compensation	—	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	33	—	—	—	—	—	—	—	—
Tax withholding related to vesting of stock compensation awards	—	—	—	(1)	—	—	(1)	—	(1)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(128)	(128)
Net transfers from (to) XPO, including separation adjustments	—	—	(447)	—	—	(150)	(597)	40	(557)
Issuance of common stock and reclassification of XPO investment	114,626	1	(2,345)	2,344	—	—	—	—	—
Other	—	—	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2021	114,659	$1	$—	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	—	197	—	197	3	200
Other comprehensive loss	—	—	—	—	—	(126)	(126)	(1)	(127)
Stock-based compensation	—	—	—	33	—	—	33	—	33
Vesting of stock compensation awards	557	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(246)	—	—	(16)	—	—	(16)	—	(16)
Common stock issued for acquisition	3,758	—	—	204	—	—	204	—	204
Other	—	—	—	—	—	2	2	(8)	(6)
Balance as of December 31, 2022	118,728	$1	$—	$2,575	$323	$(254)	$2,645	$33	$2,678

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.

Notes to Consolidated Financial Statements

1. Organization

Nature of Operations

GXO Logistics, Inc., together with its subsidiaries (“GXO” or the “Company”), is the largest pure-play contract logistics provider in the world and the foremost innovator in the logistics industry. The Company provides its customers with high-value-add warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by its ability to deliver technology-enabled, customized solutions at scale. The Company serves a broad range of customers across a range of industries, such as e-commerce, omnichannel retail, technology and consumer electronics, food and beverage, industrial and manufacturing, and consumer packaged goods, among others. The Company presents its operations in the consolidated financial statements as one reportable segment.

On August 2, 2021, the Company completed the separation (the “Separation”) from XPO, Inc. (“XPO”). The Separation was accomplished by the distribution of 100 % of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. On August 2, 2021, GXO became a standalone publicly-traded company and regular-way trading of GXO’s common stock commenced on the New York Stock Exchange under the ticker symbol “GXO.” GXO was incorporated as a Delaware corporation in February 2021.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Prior to the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the consolidated financial statements and accounting records of XPO (the “historical financial statements”). On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined consolidated financial statements for all periods presented prior to the Separation are now also referred to as “Consolidated Financial Statements” and have been prepared under the U.S. generally accepted accounting principles (“GAAP”).

Prior to the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis.

Prior to the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function which incurred a variety of expenses including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded within Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations.

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

The COVID-19 pandemic and Russia’s invasion of Ukraine has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the logistics business, and adversely impact the Company’s estimates, particularly those that require consideration of forecasted financial information. The business and economic uncertainty resulting from the COVID-19 pandemic and Russia’s invasion of Ukraine has made calculating estimates and assumptions more difficult.

Significant Accounting Policies

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

The rollforward of the allowance for doubtful accounts was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$13	$18	$20
Provisions charged to expense	5	4	8
Write-offs, less recoveries, and other adjustments	(6)	(9)	(10)
Ending balance	$12	$13	$18

Property and Equipment

Property and equipment, which includes assets recorded under finance leases, are stated at cost less accumulated depreciation or, in the case of acquired property and equipment, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expenses as incurred.

For computer software developed, all costs incurred during the planning and evaluation stages are expensed as incurred. Software development costs are capitalized once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

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

Lease Obligations

The Company has operating leases primarily for real estate, warehouse equipment, material handling equipment, trucks, trailers, and containers and finance leases for equipment. The Company determines if an arrangement is a lease at inception. For leases with terms greater than 12 months, the Company recognizes lease assets and liabilities at the lease commencement date based on the present value of the lease payments over the lease term.

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

Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. Amounts received from a landlord are included as a reduction to the lease asset and are included within operating activities on the Consolidated Statement of Cash Flows.

Segment Reporting

The Company is comprised of three operating segments based on the operating results regularly reviewed by the chief operating decision-maker (“CODM”) to make decisions about resource allocation and the performance of the business. These three operating segments have been aggregated into a single reporting segment.

Goodwill and Intangible Assets

The Company records goodwill as the excess of the consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. The Company has three reporting units: i) Americas and Asia-Pacific; ii) United Kingdom and Ireland and iii) Continental Europe. The Company measures goodwill impairment, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

As a result of the change in our operating segments and reporting units, we elected to change our annual goodwill impairment test date from August 31 to November 1 to align with the Company’s budgeting process. We performed an annual goodwill impairment test on August 31, 2022 and on November 1, 2022. For changes in reporting units, we reassign goodwill using a relative fair value allocation approach.

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

The Company’s intangible assets consist of customer relationships and trade names which are amortized on a straight-line basis or over their respective useful life using patterns that reflect the economic benefits of the assets are expected to be realized. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Insurance liabilities

The Company participates in a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, property, general liability, vehicular, cargo, cyber-attacks and workers’ compensation claims. The Company estimates insurance liabilities using several factors, primarily based on independent third-party actuary determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic and severity factors.

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

Revenue Recognition

The Company generates revenue by providing supply chain services for its customers, including warehousing and distribution, order fulfillment, reverse logistics, packaging and labeling, factory and aftermarket support, and inventory management ranging from a few months to a few years. Generally, the Company’s contracts provide the customer an integrated service that includes two or more services, including but not limited to facility and equipment costs, construction, repair and maintenance services and labor.

For these contracts, the Company does not consider the services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer. Revenue is recognized using the series guidance over the period in which services are provided under the terms of the Company’s contractual relationships with its customers.

The transaction price is based on the amount specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration in a contract represents reimbursement for facility, technology and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration is comprised of cost reimbursement based on the costs incurred, per-unit pricing is determined based on units provided, and time and materials pricing is based on the hours of services provided. The variable consideration component is recognized over time based on the level of activity.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value. Stock compensation expense is recognized using the straight-line method, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. For grants of restricted stock units (“RSUs”) subject to service-based or performance-based vesting conditions only, the Company establishes the fair value based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions (“PRSUs”) and stock options, the Company determines the fair value based on its stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur.

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

If the Company considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, presuming an examination by a taxing authority with full knowledge of all relevant information, the Company recognizes all or a portion of the benefit. Valuation allowances are established when it is more likely than not that the Company’s deferred tax assets will not be realized based on all available evidence.

The Company uses judgments and estimates in evaluating its tax positions. The Company’s tax returns are subject to examination by U.S. Federal, state and local, foreign taxing jurisdictions. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years. The Company recognizes tax benefits from uncertain tax positions only if based on the technical merits of the position it is more likely than not that the tax positions will be sustained upon audit. The Company adjusts these tax liabilities, including related interest and penalties, based on the current facts and circumstances. The Company reports tax-related interest and penalties as a component of income tax expense.

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

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” to expand the scope of this guidance to include derivatives. In December 2022, the FASB issued ASU 2022-06, “Reference rate reform (Topic 848): Deferral of the sunset date of Topic 848” which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. The Company intends to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on the consolidated financial statements.

3. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
United Kingdom	$3,293	$2,634	$1,526
United States	2,861	2,469	2,221
France	729	734	643
Netherlands	699	651	499
Spain	488	479	422
Italy	331	339	318
Other	592	634	566
Total	$8,993	$7,940	$6,195

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry. Revenue disaggregated by industry was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Omnichannel retail	$3,649	$3,116	$2,495
Technology and consumer electronics	1,337	1,075	763
Food and beverage	1,327	1,328	908
Industrial and manufacturing	1,076	994	920
Consumer packaged goods	915	832	627
Other	689	595	482
Total	$8,993	$7,940	$6,195

Contract Balances

	December 31,
(In millions)	2022	2021
Contract assets (1)	$190	$147
Contract liabilities (2)	288	220
(1) Contract assets are included in Other current assets and Other long-term assets in the Consolidated Balance Sheets.
(2) Contract liabilities are included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.

Revenue recognized included the following:

	Year Ended December 31,
(In millions)	2022	2021
Amounts included in the beginning of year contract liability balance	$93	$68

Remaining Performance Obligations

The remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, the Company omits obligations that have original expected durations of one year or less or contain variable consideration.

As of December 31, 2022, the fixed consideration component of the Company’s remaining performance obligations was approximately $3.1 billion, and the Company expects to recognize approximately 75% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

4. Acquisitions

Clipper Acquisition

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). The Company acquired Clipper for $1,106 million, consisting of $902 million in cash and the issuance of 3,757,657 shares of GXO common stock having a value of $204 million. The Clipper Acquisition was subject to review by the CMA. On October 4, 2022, the CMA approved the Clipper Acquisition.

The Company incurred acquisition and integration costs related to the Clipper Acquisition of $46 million for the year ended December 31, 2022. These costs are included within Transaction and integration costs in the Consolidated Statements of Operations.

In connection with the Clipper Acquisition, (i) the Company and Clipper entered into a Cooperation Agreement; (ii) the Company entered into a Delayed Draw Term Loan; (iii) the Company entered into a Five-Year Term Loan; and (iv) the Company terminated its Bridge Term Loan. For additional information regarding the financing agreements entered into in connection with the Clipper Acquisition, see Note 9. Debt and Financing Arrangements.

The Company included Clipper’s results of operations from the date of acquisition. For the year ended December 31, 2022, the Company recorded $569 million and $4 million of revenue and income before income taxes, respectively.

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

The following table summarizes the estimated fair value of identifiable assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$26
Accounts receivable	146
Other current assets	67
Total current assets	239
Long-term assets
Property and equipment	80
Operating lease assets	233
Intangible assets (1)	392
Other long-term assets	15
Total long-term assets	720
Total assets	$959
LIABILITIES
Current liabilities
Accounts payable	$84
Accrued expenses	96
Short-term borrowings and obligations under finance leases	56
Current operating lease liabilities	50
Other current liabilities	49
Total current liabilities	335
Long-term liabilities
Long-term debt and obligations under finance leases	10
Long-term operating lease liabilities	183
Other long-term liabilities	121
Total long-term liabilities	314
Total liabilities	$649
Net assets purchased	$310
Cash paid	$902
Common stock issued (2)	204
Purchase price paid	$1,106
Goodwill recorded (3)	$796
(1) The Company acquired $392 million of intangible assets comprised of customer relationships and trade names, with weighted-average useful lives of 15 years.
(2) Represents the fair value of the Company’s common stock issued.
(3) Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill acquired was recorded in the United Kingdom and Ireland reporting unit and was primarily attributed to anticipated synergies.

The fair values of the assets acquired and liabilities assumed are considered preliminary and subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to lease assets and liabilities, certain long term liabilities, income taxes and goodwill.

The following unaudited pro forma information presents the Company’s results of operations as if the Clipper Acquisition occurred on January 1, 2021. The pro forma results reflect the impact of incremental interest expense, net of hedging instruments, to finance the acquisition and amortization expenses on acquired intangible assets. Adjustments have also been made to remove transaction related costs. The unaudited pro forma information is not necessarily indicative of what the results of operations of the combined company would have been if the acquisition had been completed on January 1, 2021.

	Year Ended December 31,
(In millions)	2022	2021
Revenue	$9,449	$9,074
Income before income taxes	295	155

European Acquisition

In January 2021, the Company acquired the majority of Kuehne + Nagel’s contract logistics operations in the U.K. (the “K + N Acquisition”). For the year ended December 31, 2021, the K + N Acquisition generated revenues of $604 million, primarily recorded in the food and beverage vertical, and income before income taxes was not material. The operations provide a range of logistics services, including inbound and outbound distribution, reverse logistics management and inventory management.

The Company recorded the fair value of assets and liabilities assumed, including $281 million of operating and finance lease assets and liabilities. The Company acquired intangibles of $26 million with a weighted-average amortization period of 9 years. Goodwill acquired in connection with the acquisition was $16 million, recorded in the European reporting unit. Pro forma results of operations for this acquisition have not been presented as they are not material to the Consolidated Financial Statements.

5. Goodwill

The following tables present the changes in goodwill for the years ended December 31, 2022 and 2021.

(In millions)
Goodwill as of December 31, 2020	$2,063
Acquisition (1)	16
Impact of foreign exchange translation	(62)
Goodwill as of December 31, 2021	2,017
Acquisition (1)	796
Impact of foreign exchange translation	(85)
Goodwill as of December 31, 2022	$2,728
(1) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

As of December 31, 2022 and 2021, there were no accumulated goodwill impairment losses.

6. Intangible Assets

The following table summarizes identifiable intangible assets:

	December 31, 2022			December 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$978	$(451)	$527	$664	$(407)	$257
Trade names	48	(5)	43	—	—	—
Total	$1,026	$(456)	$570	$664	$(407)	$257

For the years ended December 31, 2022, 2021 and 2020, there were no intangible assets impairment losses.

Intangible asset amortization expense was $68 million, $61 million and $61 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows.

(In millions)	2023	2024	2025	2026	2027	Thereafter
Estimated amortization expense	$66	$63	$60	$57	$54	$270

7. Property and Equipment

The following table summarizes property and equipment:

	December 31,
(In millions)	2022	2021
Land	$—	$7
Buildings and leasehold improvements	364	326
Warehouse equipment and other	958	832
Computer, software and equipment (1)	588	550
Technology and automated systems	347	276
Total property and equipment, gross	2,257	1,991
Less: accumulated depreciation and amortization	(1,297)	(1,128)
Total property and equipment, net	$960	$863
(1) Includes internally developed software of $223 million and $214 million as of December 31, 2022 and 2021, respectively.

Depreciation of property and equipment was $261 million, $274 million and $262 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022 and 2021, the Company held long-lived tangible assets outside the U.S. of $475 million and $428 million, respectively.

8. Leases
The following amounts were recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2022	2021
Operating leases:
Operating lease assets	$2,227	$1,772

Current operating lease liabilities	$560	$453
Long-term operating lease liabilities	1,853	1,391
Total operating lease liabilities	$2,413	$1,844

Finance leases:
Property and equipment, net	$123	$155

Short-term borrowings and obligations under finance leases	$35	$34
Long-term debt and obligations under finance leases	97	133
Total finance lease liabilities	$132	$167

Supplemental weighted-average information for leases was as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term
Operating leases	5.9 years	5.3 years
Finance leases	10.4 years	11.6 years
Weighted-average discount rate
Operating leases	4.0%	3.5%
Finance leases	3.4%	3.8%

The components of lease expense were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Operating leases:
Operating lease cost	$697	$657	$532
Short-term lease cost	118	80	55
Variable lease cost	106	75	65
Total operating lease cost	$921	$812	$652
Finance leases:
Amortization of leased assets	$30	$32	$24
Interest expense on lease liabilities	5	6	4
Total finance lease cost	$35	$38	$28
Total lease cost	$956	$850	$680

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$576	$578	$556
Operating cash flows for finance leases	5	6	4
Financing cash flows for finance leases	33	25	17
Leased assets obtained in exchange for new lease obligations:
Operating leases, including $233 and $281 from an acquisition in 2022 and 2021, respectively	$1,154	$932	$392
Finance leases, including $16 and $23 from an acquisition in 2022 and 2021, respectively	20	39	38

Maturities of lease liabilities as of December 31, 2022 were as follows:

(In millions)	Finance Leases	Operating Leases
2023	$50	$638
2024	26	539
2025	20	432
2026	12	331
2027	9	242
Thereafter	31	571
Total lease payments	148	2,753
Less: Interest	(16)	(340)
Present value of lease liabilities	$132	$2,413

As of December 31, 2022, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $15 million. These operating leases will begin in 2023, with initial lease terms ranging from 5 to 6 years.

9. Debt and Financing Arrangements

The following table summarizes the carrying value of our debt:

		December 31,
(In millions)	Rate (1)	2022	2021
1.65% Unsecured notes due 2026 (2)	1.65%	$397	$397
2.65% Unsecured notes due 2031 (3)	2.65%	397	396
Two-Year Term Loan due 2024	5.77%	115	—
Three-Year Term Loan due 2025 (4)	5.77%	234	—
Five-Year Term Loan due 2027 (4)	5.89%	499	—
Finance leases and other debt	Various	164	168
Total debt and obligations under finance leases		1,806	961
Less: Short-term borrowings and obligations under finance leases		67	34
Total long-term debt and obligations under finance leases		$1,739	$927
(1) Interest rate as of December 31, 2022.
(2) Net of unamortized debt issuance costs and discount of $3 million as of December 31, 2022 and 2021.
(3) Net of unamortized debt issuance costs and discount of $3 million and $4 million as of December 31, 2022 and 2021, respectively.
(4) Net of unamortized debt issuance costs of $1 million as of December 31, 2022.

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

Delayed Draw Term Loan

On March 22, 2022, the Company entered into an unsecured delayed draw Term Loan (the “Delayed Draw Term Loan”) that provided a £375 million unsecured term loan facility to fund the Clipper Acquisition. The loan was available to the Company in U.S. dollars or British pounds sterling. On May 26, 2022, the Company borrowed, in U.S. dollars, a $165 million two-year term loan tranche (the “Two-Year Term Loan”) and a $235 million three-year term loan tranche (the “Three-Year Term Loan”) that will mature on May 26, 2024 and May 26, 2025, respectively. The Two-Year Term Loan and Three-Year Term Loan bear interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings. In December 2022, the Company repaid $50 million against the Two-Year Term Loan.

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

Unsecured Notes

In July 2021, prior to the Separation, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”). The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2031.

Revolving Credit Facilities

In June 2021, prior to the Separation, the Company entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million will be available for the issuance of letters of credit. Loans under the Revolving Credit Facility bear interest at a fluctuating rate equal to (i) with respect to borrowings in dollars, at the Company’s option, the alternate base rate or the reserve-adjusted LIBOR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate, and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. In addition, the Company is paying a commitment fee of 0.15% per annum on the unused portion of the commitments under the Revolving Credit Facility. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2022 or December 31, 2021.

In addition, pursuant to the Clipper Acquisition, the Company assumed a revolving credit facility agreement under which it may borrow up to approximately £45 million ($54 million as of December 31, 2022) in aggregate at any time, expiring in November 2023. As of December 31, 2022, the Company had $18 million of borrowings outstanding under this agreement.

Amounts drawn and repaid in 90 days or less under the revolving credit facilities are presented net in the Consolidated Statement of Cash Flows.

Factoring Programs and Trade Receivables Securitization

The Company sells certain of its trade accounts receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company also sold certain European trade accounts receivables under a securitization program that was terminated in the first quarter of 2022. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows.

The Company accounts for these transactions as sales because the Company sells full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from the Consolidated Balance Sheets at the date of transfer.

Information related to trade receivables sold was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Factoring agreements
Receivables sold in period	$992	$450	$612
Cash consideration	988	449	611
Securitization program
Receivables sold in period	$—	$1,850	$1,491
Cash consideration	—	1,850	1,491
Deferred purchase price	—	—	80

Covenants and Compliance

The covenants in the Five-Year Term Loan, the Delayed Draw Term Loan, the Unsecured Notes, and the Revolving Credit Facilities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of December 31, 2022, the Company complied with the covenants contained in its debt and financing arrangements.

10. Fair Value Measurements and Financial Instruments

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

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2022 and 2021, due to their short-term nature.

Debt

The fair value of debt was as follows:

		December 31, 2022		December 31, 2021
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$342	$397	$391	$397
2.65% Unsecured notes due 2031	2	294	397	394	396
Two-Year Term Loan due 2024	2	115	115	—	—
Three-Year Term Loan due 2025	2	234	234	—	—
Five-Year Term Loan due 2027	2	499	499	—	—

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

In the first quarter of 2022, the Company extended certain fixed-to-fixed cross-currency swap agreements scheduled to mature between 2022 to 2027, with an aggregate notional amount of $322 million. In the second quarter of 2022, the Company extended a fixed-to-fixed cross-currency swap agreement scheduled to mature in 2026 to 2027, with an aggregate notional amount of $165 million. Additionally, in the second quarter of 2022, the Company entered into multiple cross-currency swap agreements with maturity dates ranging from 2023 to 2027, with an aggregate notional amount of $900 million, of which $250 million and $165 million were amended during the second and third quarters of 2022, respectively. In the fourth quarter of 2022, the Company amended certain fixed-to-fixed cross-currency swap agreements scheduled to mature in 2027 to 2026, with aggregate notional amounts of $322 million, these amendments were not material to the Consolidated Financial Statements. Concurrent with the $50 million Two-Year Term Loan repayment, $50 million of a variable-to-variable cross-currency swap agreement notional amount was reduced.

In connection with the extensions, amendments and reduction, the Company received net cash of $21 million representing the fair value of the swap plus interest accrued through the date of termination for the year ended December 31, 2022.

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

Foreign Currency Exchange Rate Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk. The Company uses foreign currency option contracts to mitigate the risk of a reduction in the value of earnings from its operations that use the Euro or British pound sterling as their functional currency. Additionally, the Company uses foreign currency forward contracts to mitigate exposure from variability of cash flows related to the forecasted interest and principal payments on intercompany loans. The foreign currency forward contracts generally expire within 12 months. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the requirements to be accounted for as hedging instruments.

Derivatives

The gross notional and fair value of derivative instruments were as follows:

	December 31,
	2022		2021
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Location
Derivatives designated as hedges
Assets:
Cross-currency swap agreements	$1,222	$22	$—	$—	Other long-term assets
Interest rate swaps	250	9	—	—	Other long-term assets
Liabilities:
Cross-currency swap agreements	$115	$13	$328	$4	Other current liabilities
Cross-currency swap agreements	—	—	165	4	Other long-term liabilities

Derivatives not designated as hedges
Assets:
Foreign currency option contracts	$—	$—	$368	$11	Other current assets
Foreign currency option contracts	—	—	37	1	Other long-term assets
Liabilities:
Foreign currency option contracts	$354	$5	$—	$—	Other current liabilities
Foreign currency forward contracts	3	—	—	—	Other current liabilities

As of December 31, 2022 and 2021, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCI and in the Consolidated Statements of Operations was as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021
(In millions)	Amount of Gain Recognized in Other Comprehensive Income on Derivatives	Gain Reclassified from AOCI into Net Income (1)	Gain Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)	Amount of Loss Recognized in Other Comprehensive Income on Derivatives	Gain Reclassified from AOCI into Net Income (1)	Gain Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$36	$4	$3	$(17)	$1	$2
Derivatives designated as cash flow hedges
Interest rate swaps	$9	$—	$—	$—	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Consolidated Statements of Operations.

Derivatives not designated as hedges

Gains and losses recognized in Other income, net in the Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Year Ended December 31,
(In millions)	2022	2021
Realized gain	$29	$1
Unrealized gain (loss)	(11)	1
Total gain recognized in net income	$18	$2

11. Accrued Expenses

The components of accrued expenses were as follows:

	December 31,
(In millions)	2022	2021
Facility and transportation charges	$360	$387
Salaries and wages	350	367
Value-added tax and other taxes	135	135
Other	150	109
Total accrued expenses	$995	$998

12. Earnings per Share

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

Diluted earnings per share was computed by giving effect to all potentially dilutive stock awards that were outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive.

The computations of basic and diluted earnings (loss) per share were as follows:

	Year Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2022	2021	2020
Net income (loss) attributable to common shares	$197	$153	$(31)

Basic weighted-average common shares	117,050	114,632	114,626
Diluted effect of stock-based awards	566	965	—
Diluted weighted-average common shares	117,616	115,597	114,626

Basic earnings (loss) per share	$1.68	$1.33	$(0.27)
Diluted earnings (loss) per share	$1.67	$1.32	$(0.27)

Antidilutive shares excluded from diluted weighted-average common shares	2,049	88	—

13. Stockholders’ Equity

The following table summarizes the changes in AOCI by component:

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plans	Less: AOCI attributable to noncontrolling interest	AOCI attributable to GXO
As of December 31, 2020	$61	$—	$(1)	$(2)	$58
Foreign currency translation loss	(47)	—	—	1	(46)
Unrealized gain on defined benefit plans, net of tax	—	—	7	—	7
Amounts reclassified from AOCI to net income	1	—	—	—	1
Other comprehensive income (loss), net of tax	(46)	—	7	1	(38)
Transfers from XPO, net of tax	(68)	—	(82)	—	(150)
As of December 31, 2021	$(53)	$—	$(76)	$(1)	$(130)
Foreign currency translation loss	(120)	—	—	1	(119)
Unrealized gain on hedges, net of tax	29	7	—	—	36
Unrealized loss on defined benefit plans, net of tax	—	—	(36)	—	(36)
Amounts reclassified from AOCI to net income	(7)	—	—	—	(7)
Other comprehensive income (loss), net of tax	(98)	7	(36)	1	(126)
Other	2	—	—	—	2
As of December 31, 2022	$(149)	$7	$(112)	$—	$(254)

14. Stock-Based Compensation

Prior to the Separation, GXO employees participated in XPO’s equity incentive plan, pursuant to which they were granted restricted stock units, performance-based restricted stock units and non-qualified or incentive stock options. All awards granted under these plans related to XPO common shares. In connection with the Separation, and in accordance with the Employee Matters Agreement (“EMA”), the Company’s employees with outstanding former XPO stock-based awards received replacement stock-based awards under the Plan at Separation. The value of the replaced stock-based awards was designed to preserve the aggregate intrinsic value of the award immediately after the Separation when compared to the aggregate intrinsic value of the award immediately prior to the Separation.

In 2021, the Company established the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan authorizes the issuance of up to 11.6 million shares of common stock as Awards. Under the 2021 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards. These awards include stock options, restricted stock, RSUs, performance-based units and cash incentive awards (collectively, “Awards”). As of December 31, 2022, 8.2 million shares of common stock were available for the grant of Awards under the 2021 Incentive Plan.

Prior to the Separation, the stock-based compensation expense recorded by the Company included the expense associated with the employees historically attributable to the Company’s operations, as well as the expense associated with the allocation of equity-based compensation expense for corporate employees. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented.

The following table summarizes stock-based compensation expense recorded in Selling, general and administrative expense in the Consolidated Statements of Income:

	Year Ended December 31,
(In millions)	2022	2021	2020
Restricted stock and restricted stock units	$21	$20	$23
Performance-based restricted stock units	7	5	2
Stock options	5	3	—
Total stock-based compensation expense	$33	$28	$25
Tax expense (benefit) on stock-based compensation	$(1)	$1	$1

Stock Options

The Company’s stock options vest over five years after the grant date, and have a 10-year contractual term with an exercise price equal to the stock price on the grant date. For awards issued prior to the Separation, the exercise price was converted in accordance with the EMA. The Black-Scholes option-pricing model was used to estimate the fair value of the share-based awards granted in 2021. The Black-Scholes option-pricing model incorporates various subjective assumptions, including expected terms and expected volatility. Assumptions used in the Black-Scholes option-pricing model for the estimated fair value were as follows: weighted-average risk-free rate of interest of 1.2%, expected volatility of 30%, weighted-average expected award life of 6.7 years and weighted-average fair value of $22.66.

No options were granted, exercised or forfeited during the year ended December 31, 2022.

Stock option awards as of December 31, 2022 and 2021, are presented in the following table:

	Stock Options
	Number of Stock Options (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Term (years)
Outstanding as of December 31, 2021	1,170	$64.72	9 years
Outstanding as of December 31, 2022	1,170	$64.72	8 years
Options exercisable as of December 31, 2022	123	$62.28	8 years

There was no intrinsic value for options outstanding and exercisable at December 31, 2022.

As of December 31, 2022, unrecognized compensation cost related to options of $18 million is anticipated to be recognized over a weighted-average period of approximately 3 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company grants RSUs and PRSUs to its key employees, officers and directors with various vesting requirements. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards. RSUs generally vest based on the passage of time (service conditions), typically four years, and PRSUs generally vest based on achieving certain predefined performance objectives. For PRSUs the number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.

In 2022, the Company granted PRSUs subject to market-based vesting conditions. The Company determines the fair value of PRSUs subject to market-based vesting conditions using a Monte Carlo simulation lattice model that incorporates the probability of the performance conditions being met as of the grant date. Assumptions used in the Monte Carlo simulation lattice model for the estimated fair value were as follows: weighted-average risk free rate of interest of 2.5% and expected volatility of the Company’s stock of 37%.

A summary of RSU and PRSU award activity for the year ended December 31, 2022 is presented in the following table:

	RSUs		PRSUs
(In thousands, except per share)	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,263	$42.31	247	$53.91
Granted	481	67.32	120	80.75
Vested (1)	(441)	37.17	(116)	54.72
Forfeited and canceled	(106)	51.09	(16)	41.98
Outstanding as of December 31, 2022	1,197	$53.46	235	$67.96
(1) The number of RSUs and PRSUs vested includes common stock shares that the Company withheld on behalf of its employees to satisfy the minimum tax withholding.

The total fair value of RSUs that vested during 2022 and 2021 was $30 million and $17 million, respectively. The total fair value of PRSUs that vested during 2022 was $5 million and was immaterial for 2021. As of December 31, 2022, unrecognized compensation cost related to RSUs and PRSUs of $58 million is anticipated to be recognized over a weighted-average period of approximately 3 years.

15. Employee Benefit Plans

Defined Benefit Plan

Prior to the Separation, certain eligible employees of XPO participated in XPO’s U.K. Retirement Plan which did not allow for new participants or additional benefit accruals. In connection with the Separation, the Company became the plan sponsor for the U.K. Retirement Plan. The majority of the plan assets transferred to the Company were fixed income securities including government bonds and debt instruments which are primarily classified as Level 2 in the fair value hierarchy. There are no unfunded commitments or redemption restrictions related to these investments. The Company also maintains defined benefit pension plans for some of its foreign subsidiaries that are excluded from the disclosures below due to their immateriality.

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

Funded Status of Defined Benefit Plan

The change in the projected benefit obligation of the plan was as follows:

	December 31,
(In millions)	2022	2021
Projected benefit obligation at beginning of year	$1,400	$—
Liabilities assumed from XPO	—	1,408
Interest cost	21	11
Actuarial (gain) loss	(442)	39
Foreign currency exchange rate changes	(139)	(31)
Benefits paid	(52)	(27)
Projected benefit obligation at end of year	$788	$1,400

Actuarial gains were primarily a result of an increase in the discount rate.

The change in the fair value of the plan assets was as follows:

	December 31,
(In millions)	2022	2021
Fair value of plan assets at beginning of year	$1,460	$—
Assets transferred from XPO	—	1,444
Actual return on plan assets	(438)	75
Foreign currency exchange rate changes	(145)	(32)
Contributions by the employer	1	—
Benefits paid	(52)	(27)
Fair value of plan assets at end of year	$826	$1,460
Funded status of the plan assets at end of year (1)	$38	$60
(1) Funded status is recorded within Other long-term assets.

The amounts included in AOCI that have not yet been recognized in net periodic benefit were as follows:

	December 31,
(In millions)	2022	2021 (1)
Actuarial loss	$(151)	$(113)
Prior-service credit	14	16
Net amount recognized in AOCI	$(137)	$(97)
(1) In connection with the Separation, $103 million of accumulated other comprehensive loss was transferred from XPO.

The components of net benefit cost recognized were as follows:

	Year Ended December 31,
(In millions)	2022	2021
Interest cost component	$(21)	$(11)
Expected return on plan assets for the period	54	30
Net benefit cost recognized (1)	$33	$19
(1) Net benefit cost is recorded within Other income, net.

The amount recognized in other comprehensive income was as follows:

	Year Ended December 31,
(In millions)	2022	2021
Actuarial gain (loss)	$(51)	$6
Other comprehensive income	$(51)	$6

The weighted-average assumptions used to determine the projected benefit obligation and the net periodic costs were as follows:

	Year Ended December 31,
	2022	2021
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.03%	1.82%
Rate of compensation increase (1)	—%	—%
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	1.82%	1.87%
Rate of compensation increase (1)	—%	—%
Expected long-term rate of return on plan assets	4.13%	4.25%
(1) No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.

Plan Assets

The Company’s U.K. Retirement Plan’s assets are separated from its assets and invested by a trustee, which include representatives of the Company, to meet the U.K. Retirement Plan’s projected future pension liabilities. The trustee’s investment objectives are to meet the performance target set in the deficit recovery plan of the U.K. Retirement Plan in a risk-controlled framework. The target strategic asset allocation for the U.K. Retirement Plan consists of approximately 40% matching assets (U.K. gilts and cash) and approximately 60% growth and income assets (consisting of a range of pooled funds investing in structured equities, investment-grade and high-yield bonds and asset-backed securities). The target asset allocations of the U.K. Retirement Plan include acceptable ranges for each asset class. The actual asset allocations of the U.K. Retirement Plan are in line with the target asset allocations.

Collateral assets consist of U.K. fixed-interest gilts, index-linked gilts and cash, which are used to back derivative positions that hedge the sensitivity of the liabilities to changes in interest rates and inflation. On the U.K. Retirement Plan Actuary’s Long Term funding basis, approximately 80% of the liability interest rate sensitivity and 80% of the liability inflation sensitivity were hedged as of December 31, 2022.

The fair values of investments held in the pension plans by major asset category were as follows:

		December 31,
(In millions)	Level	2022	2021
Cash and cash equivalents	Level 1	$59	$60
Government Securities	Level 2	409	904
Corporate Bonds	Level 2	163	269
Derivatives	Level 2	(137)	(381)
Total assets in fair value hierarchy		$494	$852
Commingled funds (1)		332	506
Derivatives (1)		—	102
Investments, at fair value		$826	$1,460
(1) Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.

The expected benefit payments for the defined benefit pension plan are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2023	2024	2025	2026	2027	2028-2031
Expected payment	$49	$48	$52	$49	$55	$273

Funding

The Company’s funding practice is to evaluate the tax and cash position, and the funded status of the plan, in determining the planned contributions. The Company estimates that it will contribute approximately $1 million to the U.K. Retirement Plan in 2023 but this could change based on variations in interest rates, asset returns and other factors.

Defined Contribution Plans

The Company sponsors a defined contribution plan that is available to employees whose primary place of employment is in the U.S. The Company matches up to 4% of employees’ pre-tax contributions, after completing one year of service. The Company’s costs for the defined contribution plan were $17 million, $16 million and $14 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were primarily included in Direct operating expenses.

The Company also has various defined contribution plans for its international employees. The Company’s contributions to these benefit plans were $37 million, $29 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were primarily included in Direct operating expenses.

16. Restructuring Charges and Other

Restructuring

The Company engages in restructuring actions as part of its ongoing efforts to best use its resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of operating lease assets, and are intended to improve efficiency and profitability.

The restructuring liability rollforward, which is included in Other current liabilities in the Consolidated Balance Sheets was as follows:

(In millions)
Balance as of December 31, 2020	$20
Charges incurred (1)	4
Payments	(14)
Foreign exchange and other	(7)
Balance as of December 31, 2021	$3
Charges incurred	24
Payments	(14)
Balance as of December 31, 2022	$13
(1) Charges incurred are net of adjustments to previously recognized liabilities.

The remaining restructuring liability at December 31, 2022 primarily relates to severance payments and is expected to be substantially paid within 12 months.

Other

In 2022, the Company deconsolidated a 50% owned joint venture. The deconsolidation resulted in an $8 million charge recorded in the first quarter of 2022.

17. Income Taxes

For the periods ended before the Separation, the Company was a member of the XPO consolidated group, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as in the tax returns filed by XPO with certain state and local taxing jurisdictions. For the periods ended after the Separation, the Company has filed and will file a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.

Income (loss) before taxes related to the Company’s domestic and foreign operations was as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
U.S.	$105	$(25)	$(82)
Foreign	159	178	76
Income (loss) before income taxes	$264	$153	$(6)

The components of income tax expense (benefit) for 2022, 2021 and 2020 are presented in the following table:

	Year Ended December 31,
(In millions)	2022	2021	2020
Current:
U.S. federal	$40	$12	$(2)
U.S state and local	2	2	(1)
Foreign	29	26	45
Total current income tax expense	$71	$40	$42
Deferred:
U.S. federal	$(9)	$(13)	$(16)
U.S state and local	(3)	(12)	(5)
Foreign	5	(23)	(5)
Total deferred income tax benefit	$(7)	$(48)	$(26)
Total income tax expense (benefit)	$64	$(8)	$16

Income tax expense (benefit) for 2022, 2021, and 2020 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. The Company’s U.S. federal statutory tax rate was 21% for 2022, 2021 and 2020. A reconciliation of the expected U.S. federal income tax expense (benefit), calculated by applying the federal statutory rate to the Company’s actual income tax expense (benefit) for 2022, 2021 and 2020 is presented in the following table:

	Year Ended December 31,
(In millions)	2022	2021	2020
Tax expense at U.S. federal statutory tax rate	$55	$32	$(1)
State taxes, net of U.S. federal benefit	(1)	(8)	(5)
Foreign rate differential	(10)	(2)	(3)
Foreign operations (1)	11	5	20
Contribution- and margin-based taxes	5	4	6
Valuation allowances	(3)	1	—
Changes in prior period unrecognized tax benefits, including interest	—	—	1
Stock-based compensation	(1)	1	1
Intangible assets (2)	—	(42)	—
Transaction costs	5	—	—
Other	3	1	(3)
Total income tax expense (benefit)	$64	$(8)	$16
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

Components of the Net Deferred Tax Asset or Liability

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented in the following table:

	Year Ended December 31,
(In millions)	2022	2021
Deferred tax assets
Net operating loss and other tax attribute carryforwards	$71	$74
Accrued expenses	54	45
Other	15	16
Gross deferred tax assets	140	135
Valuation allowances	(44)	(45)
Total deferred tax assets, net of valuation allowance	96	90
Deferred tax liabilities
Intangible assets	(128)	(45)
Property and equipment	(70)	(50)
Pension and other retirement obligations	(1)	(6)
Other	(14)	(12)
Gross deferred tax liabilities	(213)	(113)
Net deferred tax liability	$(117)	$(23)

The deferred tax asset and deferred tax liability above are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2022	2021
Other long-term assets	$43	$48
Other long-term liabilities	(160)	(71)
Net deferred tax liability	$(117)	$(23)

Investments in Foreign Subsidiaries

As of December 31, 2022, the Company maintained a partial assertion for all post 2017 undistributed historical earnings and record a deferred tax liability for historical earnings that are not considered to be permanently reinvested. The Company asserts indefinite reversal exception for not recording deferred taxes resulting from the Clipper Acquisition.

Operating Loss and Tax Credit Carryforwards

The Company’s operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date (1)	2022	2021
Federal net operating losses for all U.S. operations	2033	$17	$20
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2027	2	3
Federal tax credit carryforwards	Various times starting in 2032	5	5
State tax credit carryforwards	Various times starting in 2023	6	6
Foreign net operating losses available to offset future taxable income	Various times starting in 2023	235	240
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

The balances and activity related to the Company’s valuation allowances were as follows:

(In millions)	Beginning Balance	Additions	Reductions (1)	Ending Balance
2022	$45	3	(4)	$44
2021	$73	1	(29)	$45
2020	$56	17	—	$73
(1) In 2021, due to the Separation, $29 million decrease in valuation allowances was recorded as the corresponding tax attributes reported by the Company on a combined basis were not transferred to the Company.

Unrecognized Tax Benefits

A reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

	Year Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$3	$3	$3
Increases related to positions taken during prior years	1	1	1
Reduction due to expiration of statutes of limitations	(1)	(1)	(1)
Ending balance	3	3	3
Interest and penalties	—	—	1
Gross unrecognized tax benefits	$3	$3	$4
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$3	$3	$3

The Company could reflect a reduction to unrecognized tax benefits of approximately $3 million over the next 12 months due to statutes of limitations expirations or because tax positions are sustained on audit.

The Company is subject to taxation in the U.S. and various states and in foreign jurisdictions. As of December 31, 2022, the Company is not under examination by the IRS or U.S. state and local taxing authorities. Various non-U.S. tax returns for years after 2009 are open under relevant statutes of limitations and are subject to audit.

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

Management believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. Management does not believe that the ultimate resolution of any matters to which the Company is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company financial condition, results of operations or cash flows. Legal costs incurred related to these matters are expensed as incurred.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2022 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15 under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the “Internal Control - Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management excluded from its design and assessment of internal control over financial reporting Clipper Logistics plc which was acquired on May 24, 2022. Clipper Logistics plc constituted approximately 6% of our total assets, excluding associated goodwill and intangible assets, and approximately 6% of our consolidated revenues as of and for the year ended December 31, 2022. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the SEC.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before May 1, 2023.

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

Item 11. Executive Compensation.

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information will be filed with the SEC on or before May 1, 2023.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information will be filed with the SEC on or before May 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before May 1, 2023.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Stamford, CT, Auditor Firm ID: 185.

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information will be filed with the SEC on or before May 1, 2023.

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

2.2
Recommended cash and share acquisition of Clipper Logistics PLC by GXO Logistics, Inc., dated as of February 28, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 1, 2022).

2.3
Cooperation Agreement between GXO Logistics, Inc. and Clipper Logistics PLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 1, 2022).

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 17, 2022).
10.1
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

10.4+
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

10.7+
Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 5, 2022).

10.8+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.9+
Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.10+
Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 5, 2022).

10.11+
GXO Logistics, Inc. Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.12+
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

10.16+
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

10.22+	Form of Deed of Irrevocable Undertaking (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 1, 2022).

10.23
Credit Agreement, dated as of June 23, 2021, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent and an Issuing Lender (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

10.24
Term Loan Credit Agreement, dated as of March 22, 2022, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 23, 2022).

10.25***
Term Loan Credit Agreement, dated as of May 25, 2022, by and among the Company, the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 26, 2022).

21.1*	Subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted exhibits to the SEC or its staff upon its request.
+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GXO Logistics, Inc.

Date: February 15, 2023	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: February 15, 2023	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Malcolm Wilson	Chief Executive Officer and Director	February 15, 2023
Malcolm Wilson	(Principal Executive Officer)

/s/ Baris Oran	Chief Financial Officer	February 15, 2023
Baris Oran	(Principal Financial Officer)

/s/ Paul Blanchett	Chief Accounting Officer	February 15, 2023
Paul Blanchett	(Principal Accounting Officer)

/s/ Brad Jacobs	Director	February 15, 2023
Brad Jacobs	(Chairman)

/s/ Marlene Colucci	Director	February 15, 2023
Marlene Colucci	(Vice Chair)

/s/ Oren Shaffer	Director	February 15, 2023
Oren Shaffer	(Lead Independent Director)

/s/ Gena Ashe	Director	February 15, 2023
Gena Ashe

/s/ Clare Chatfield	Director	February 15, 2023
Clare Chatfield

/s/ Joli L. Gross	Director	February 15, 2023
Joli L. Gross

/s/ Jason Papastavrou	Director	February 15, 2023
Jason Papastavrou