Form 10-Q
period 2023-03-31
GXO Logistics, Inc.
filed 2023-05-10
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2023, there were 181,072,412 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
Revenue	$2,323	$2,083
Direct operating expense	1,906	1,748
Selling, general and administrative expense	258	190
Depreciation and amortization expense	83	76
Transaction and integration costs	13	19
Restructuring costs and other	21	13
Operating income	42	37
Other income, net	—	16
Interest expense, net	(13)	(4)
Income before income taxes	29	49
Income tax expense	(3)	(11)
Net income	26	38
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to GXO	$25	$37

Earnings per share data
Basic	$0.21	$0.32
Diluted	$0.21	$0.32
Weighted-average common shares outstanding
Basic	118,781	114,731
Diluted	119,231	115,569

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$26	$38
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax of $3 and $0	13	(45)
Unrealized loss on cash flow hedges, net of tax of $1 and $0	(3)	—
Other comprehensive income (loss), net of tax	10	(45)
Comprehensive income (loss)	36	(7)
Less: Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive income (loss) attributable to GXO	$35	$(7)

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$426	$495
Accounts receivable, net of allowance of $11 and $12	1,605	1,647
Other current assets	280	286
Total current assets	2,311	2,428
Long-term assets
Property and equipment, net of accumulated depreciation of $1,361 and $1,297	964	960
Operating lease assets	2,168	2,227
Goodwill	2,765	2,728
Intangible assets, net of accumulated amortization of $477 and $456	555	570
Other long-term assets	327	306
Total long-term assets	6,779	6,791
Total assets	$9,090	$9,219
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$652	$717
Accrued expenses	908	995
Current debt	84	67
Current operating lease liabilities	568	560
Other current liabilities	209	193
Total current liabilities	2,421	2,532
Long-term liabilities
Long-term debt	1,697	1,739
Long-term operating lease liabilities	1,800	1,853
Other long-term liabilities	453	417
Total long-term liabilities	3,950	4,009
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 118,889 and 118,728 issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,580	2,575
Retained earnings	348	323
Accumulated other comprehensive loss	(244)	(254)
Total stockholders’ equity before noncontrolling interests	2,685	2,645
Noncontrolling interests	34	33
Total equity	2,719	2,678
Total liabilities and equity	$9,090	$9,219

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities:
Net income	$26	$38
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	83	76
Stock-based compensation expense	9	6
Deferred tax expense (benefit)	(7)	3
Other	9	4
Changes in operating assets and liabilities
Accounts receivable	57	(33)
Other assets	11	(7)
Accounts payable	(49)	(39)
Accrued expenses and other liabilities	(100)	(2)
Net cash provided by operating activities	39	46
Cash flows from investing activities:
Capital expenditures	(91)	(65)
Proceeds from sales of property and equipment	9	3
Other	—	18
Net cash used in investing activities	(82)	(44)
Cash flows from financing activities:
Repayments of debt, net	(21)	—
Repayments of finance lease obligations	(8)	(9)
Taxes paid related to stock-based compensation awards	(4)	(11)
Other	4	2
Net cash used in financing activities	(29)	(18)
Effect of exchange rates on cash and cash equivalents	3	(5)
Net decrease in cash and cash equivalents	(69)	(21)
Cash and cash equivalents, beginning of period	495	333
Cash and cash equivalents, end of period	$426	$312

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2022	118,728	$1	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	25	—	25	1	26
Other comprehensive income	—	—	—	—	10	10	—	10
Stock-based compensation	—	—	9	—	—	9	—	9
Vesting of stock-based compensation awards	265	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(104)	—	(4)	—	—	(4)	—	(4)
Balance as of March 31, 2023	118,889	$1	$2,580	$348	$(244)	$2,685	$34	$2,719

(Shares in thousands, dollars in millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	114,659	$1	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	37	—	37	1	38
Other comprehensive loss	—	—	—	—	(44)	(44)	(1)	(45)
Stock-based compensation	—	—	6	—	—	6	—	6
Vesting of stock-based compensation awards	318	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(137)	—	(11)	—	—	(11)	—	(11)
Deconsolidation of variable interest entity	—	—	—	—	2	2	(5)	(3)
Balance as of March 31, 2022	114,840	$1	$2,349	$163	$(172)	$2,341	$34	$2,375

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of GXO Logistics, Inc. (“GXO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

The Company presents its operations as one reportable segment.

Recently Adopted Accounting Pronouncements

In 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The ASU applies only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. In 2021, the FASB expanded the scope of the guidance to include derivatives. In 2022, the FASB deferred the expiration date for Topic 848 from December 31, 2022, until December 31, 2024. On March 9, 2023, the Company entered into Amendment No. 1 to its revolving credit facility replacing LIBOR-based benchmark rates with SOFR-based benchmark rates and other conforming changes (the “Revolving Credit Facility”). The Company has transitioned its existing contracts to a replacement index. ASU 2020-04 and its amendments did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
United Kingdom	$844	$704
United States	714	681
France	202	176
Netherlands	196	170
Spain	127	120
Italy	88	82
Other	152	150
Total	$2,323	$2,083

The Company’s revenue can also be disaggregated by various verticals, reflecting the customer’s principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Omnichannel retail	$968	$825
Technology and consumer electronics	366	305
Food and beverage	307	338
Industrial and manufacturing	272	263
Consumer packaged goods	253	213
Other	157	139
Total	$2,323	$2,083

Contract Assets and Liabilities

Contract assets consist of two components, customer acquisition costs and costs to fulfill a contract. Contract assets are primarily amortized to Direct operating expense in the Condensed Consolidated Statements of Operations over the contract term.

Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration or the amount is due from the customer.

The contract asset and contract liability balances from contracts with customers were as follows:

(In millions)	March 31, 2023	December 31, 2022
Contract assets included in:
Other current assets	$13	$25
Other long-term assets	163	165
Total contract assets	$176	$190
Contract liabilities included in:
Other current liabilities	$169	$154
Other long-term liabilities	126	134
Total contract liabilities	$295	$288

Revenue included the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Amounts included in the beginning-of-year contract liability balance	$82	$63

Remaining Performance Obligations

As of March 31, 2023, the fixed consideration component of the Company’s remaining performance obligation was approximately $3.3 billion, and the Company expects to recognize approximately 73% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Leases

The Company has operating leases primarily for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for equipment.

The following amounts related to leases were recorded in the Condensed Consolidated Balance Sheets:

(In millions)	March 31, 2023	December 31, 2022
Operating leases:
Operating lease assets	$2,168	$2,227

Current operating lease liabilities	$568	$560
Long-term operating lease liabilities	1,800	1,853
Total operating lease liabilities	$2,368	$2,413

Finance leases:
Property and equipment, net	$125	$123

Current debt	$38	$35
Long-term debt	90	97
Total finance lease liabilities	$128	$132

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Operating leases:
Operating lease cost	$218	$169
Short-term lease cost	26	22
Variable lease cost	28	20
Total operating lease cost (1)	$272	$211
Finance leases:
Amortization of leases	$7	$7
Interest expense on lease liabilities	1	1
Total finance lease cost	$8	$8
Total operating and finance lease cost	$280	$219
(1) Operating lease cost is primarily included in Direct operating expenses in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Leased assets obtained in exchange for new operating lease liabilities	$73	$154
Leased assets obtained in exchange for new finance lease liabilities	3	1

4. Debt and Financing Arrangements

The following table summarizes the carrying value of debt:

(In millions)	Rate (1)	March 31, 2023	December 31, 2022
1.65% Unsecured notes due 2026 (2)	1.65%	$397	$397
2.65% Unsecured notes due 2031 (2)	2.65%	397	397
Two-Year Term Loan due 2024 (3)	6.02%	115	115
Three-Year Term Loan due 2025 (4)	6.02%	234	234
Five-Year Term Loan due 2027 (4)	6.14%	499	499
Finance leases and other	Various	139	164
Total debt		$1,781	$1,806
Less: Current debt		84	67
Total Long-term debt		$1,697	$1,739
(1) Interest rate as of March 31, 2023.
(2) Net of unamortized debt issuance costs of $3 million as of March 31, 2023 and December 31, 2022.
(3) As of March 31, 2023, $35 million is classified as current debt as it was repaid on April 7, 2023.
(4) Net of unamortized debt issuance costs of $1 million as of March 31, 2023 and December 31, 2022.

Factoring Programs

The Company sells certain of its trade accounts receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Receivables sold in period	$263	$229
Cash consideration	261	228
Net cash provided in operating cash flows (1)	—	6
(1) The three months ended March 31, 2022 includes $124 million of cash provided by factoring programs, reduced by $118 million used in the securitization program that was terminated in the first quarter of 2022.

Covenants and Compliance

The covenants in the unsecured notes, term loans and revolving credit facilities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of March 31, 2023, the Company was in compliance with the covenants contained in its debt and financing arrangements.

5. Fair Value Measurements and Financial Instruments

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

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2023, and December 31, 2022, due to their short-term nature.

Debt

The fair value of debt was as follows:

		March 31, 2023		December 31, 2022
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$347	$397	$342	$397
2.65% Unsecured notes due 2031	2	312	397	294	397
Two-Year Term Loan due 2024	2	115	115	115	115
Three-Year Term Loan due 2025	2	235	234	234	234
Five-Year Term Loan due 2027	2	500	499	499	499

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

The fair value of the Company’s derivative instruments and the related notional amounts were as follows:

	March 31, 2023
	Notional	Derivative Assets(1)	Derivative Liabilities(2)
Designated as hedges
Cross-currency swap agreements	$1,337	$22	$27
Interest rate swaps	250	6	—
Not designated as hedges
Foreign currency option contracts	$241	$1	$5
Foreign currency forward contracts	44	—	—
(1) Derivative assets are included in Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Derivative liabilities are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

	December 31, 2022
	Notional	Derivative Assets(1)	Derivative Liabilities(2)
Designated as hedges
Cross-currency swap agreements	$1,337	$22	$13
Interest rate swaps	250	9	—
Not designated as hedges
Foreign currency option contracts	$354	$—	$5
Foreign currency forward contracts	3	—	—
(1) Derivative assets are included in Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Derivative liabilities are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2023 and December 31, 2022, the derivatives are classified as Level 2 within the fair value hierarchy.

The effect of hedges on AOCL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31, 2023
(In millions)	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from AOCL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(16)	$(3)	$1
Derivatives designated as cash flow hedges
Interest rate swaps	$(3)	$—	$—
(1) Amounts reclassified to net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31, 2022
(In millions)	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from AOCL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$3	$—	$2
(1) Amounts reclassified to net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives not designated as hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Realized gain (loss)	$(2)	$2
Unrealized gain	1	6
Total gain (loss)	$(1)	$8

6. Stockholders’ Equity

The following table summarizes the changes in AOCL by component:

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCL attributable to noncontrolling interest	AOCL attributable to GXO
As of December 31, 2022	$(149)	$7	$(112)	$—	$(254)
Unrealized gain (loss), net of tax	11	(3)	—	—	8
Amounts reclassified from AOCL to net income	2	—	—	—	2
Other comprehensive income (loss), net of tax	13	(3)	—	—	10
As of March 31, 2023	$(136)	$4	$(112)	$—	$(244)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCL attributable to noncontrolling interest	AOCL attributable to GXO
As of December 31, 2021	$(53)	$—	$(76)	$(1)	$(130)
Unrealized gain (loss), net of tax	(43)	—	—	1	(42)
Amounts reclassified from AOCL to net income	(2)	—	—	—	(2)
Other comprehensive income (loss), net of tax	(45)	—	—	1	(44)
Deconsolidation of variable interest entity	4		—	(2)	2
As of March 31, 2022	$(94)	$—	$(76)	$(2)	$(172)

7. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a retirement plan in the U.K. (the “U.K. Retirement Plan”). Components of the net periodic benefit cost recognized under the U.K. Retirement Plan were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Interest cost	$(10)	$(6)
Expected return on plan assets	12	15
Net periodic pension income (1)	$2	$9
(1) Net periodic pension income is recorded within Other income, net in the Condensed Consolidated Statements of Operations.

The Company also maintains defined benefit pension plans for some of its foreign subsidiaries that are excluded from the disclosure due to their immateriality.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. The Company’s contributions for the three months ended March 31, 2023 and 2022, were $17 million and $14 million, respectively, and were primarily included in Direct operating expenses in the Condensed Consolidated Statements of Operations.

8. Restructuring Costs and Other

Restructuring costs are primarily related to severance, including projects to optimize finance, human resource and information technology functions, and are not associated with customer attrition.

For the three months ended March 31, 2023, restructuring costs and other totaled $21 million and included severance charges of $15 million and impairment charges of $6 million as a result of closing certain corporate and administrative offices. For the three months ended March 31, 2022, restructuring costs and other totaled $13 million and included severance charges of $5 million and $8 million related to the deconsolidation of a joint venture.

The following is a roll forward of the restructuring liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2022	$13
Charges incurred	15
Payments	(8)
Balance as of March 31, 2023	$20

The remaining restructuring liability at March 31, 2023 primarily relates to severance payments and is expected to be substantially paid within the next twelve months.

9. Income Taxes

The effective tax rate for the first quarter of 2023 was 11.0 percent, a decrease from 22.1 percent in the prior year. The change in our effective tax rate was primarily driven by discrete tax benefits from the release of valuation allowances as it is more likely than not that the deferred income tax assets will be realized.

As of March 31, 2023 and December 31, 2022, the Company had valuation allowances of $39 million and $44 million on its deferred income tax asset, respectively.

10. Acquisition

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). The Company acquired Clipper for $1,106 million, consisting of $902 million in cash and the issuance of 3,757,657 shares of GXO common stock having a value of $204 million.

The Company accounted for the Clipper Acquisition as a business combination using the acquisition method of accounting. The fair value of assets acquired and liabilities assumed was based on management’s estimate of the fair value using valuation techniques including income, cost and market approaches.

The following table summarizes the estimated fair value of identifiable assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$26
Accounts receivable	143
Other current assets	67
Total current assets	236
Long-term assets
Property and equipment	80
Operating lease assets	219
Intangible assets (1)	392
Other long-term assets	30
Total long-term assets	721
Total assets	$957
LIABILITIES
Current liabilities
Accounts payable	$81
Accrued expenses	97
Current debt	56
Current operating lease liabilities	43
Other current liabilities	50
Total current liabilities	327
Long-term liabilities
Long-term debt	10
Long-term operating lease liabilities	175
Other long-term liabilities	161
Total long-term liabilities	346
Total liabilities	$673
Net assets purchased	$284
Cash paid	$902
Common stock issued (2)	204
Purchase price paid	$1,106
Goodwill recorded (3)	$822
(1) The Company acquired $392 million of intangible assets comprised of customer relationships and trade names, with weighted-average useful lives of 15 years.
(2) Represents the fair value of the Company’s common stock issued.

(3) Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill acquired was recorded in the United Kingdom and Ireland reporting unit and was primarily attributed to anticipated synergies. The Company does not expect the goodwill recognized as a part of the acquisition of Clipper to be deductible for income tax purposes.

The fair value of the assets acquired and liabilities assumed are considered preliminary and subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to finalization of income taxes and goodwill.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 16, 2023 (the “2022 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

GXO Logistics, Inc., together with its subsidiaries, (“GXO,” the “Company” or “we”) is the largest pure-play contract logistics provider in the world and a foremost innovator in the industry. We provide our customers with high-value-add warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment inbound goods arrive at our warehouses, through fulfillment and distribution and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics and warehousing services.

We strive to provide all of our customers with consistently high levels of service and cutting-edge automation. We also collaborate with our largest customers on planning and forecasting and assist with network optimization, working with these customers to design or redesign their supply chains to meet specific goals, such as environmental, social and governance. Our multidisciplinary, consultative approach has led to many of our key customer relationships extending for years and expanding in scope.

The most dramatic growth in secular demand in recent years has been in e-commerce and related sectors, including omnichannel retail and other direct-to-consumer channels. We expect to attract new customers and expand the services we provide to existing customers through new projects, thus earning more of their external and internal logistics spending. We use technology to manage advanced automation, labor productivity, sustainability, safety and the complex flow of goods within sophisticated warehouse environments.

Our business model is asset-light and historically resilient in cycles, with high returns, strong free cash flow and visibility into revenue and earnings. The vast majority of our contracts with customers are long-term in nature, and our facility lease arrangements generally align with contract length. The Company has both fixed-price contracts and cost-plus contracts. Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover facility, technology and equipment costs, while the variable component is determined based on expected volumes and associated labor costs. Under fixed-price contracts (closed book or hybrid contracts), the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit. Cost-plus contracts, or open book contracts, provide for the payment of allowable costs incurred during the performance of the contract plus a specified margin.

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). Due to the Clipper Acquisition, comparisons in our results of operations between 2023 and 2022 are less meaningful.

Results of Operations

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change	% Change
Revenue	$2,323	$2,083	$240	12%
Direct operating expense	1,906	1,748	158	9%
Selling, general and administrative expense	258	190	68	36%
Depreciation and amortization expense	83	76	7	9%
Transaction and integration costs	13	19	(6)	(32)%
Restructuring costs and other	21	13	8	62%
Operating income	42	37	5	14%
Other income, net	—	16	(16)	(100)%
Interest expense, net	(13)	(4)	(9)	n/m
Income before income taxes	29	49	(20)	(41)%
Income tax expense	(3)	(11)	8	(73)%
Net income	$26	$38	$(12)	(32)%
n/m - not meaningful

Revenue for the three months ended March 31, 2023 increased by 12%, or $240 million, to $2.3 billion compared with $2.1 billion for the same period of 2022. The increase in 2023 compared to the prior period primarily reflects an increase of $224 million due to the Clipper Acquisition and growth in our business primarily driven by new contract implementations. Foreign currency movement decreased revenue by $100 million in 2023.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the three months ended March 31, 2023 increased by 9%, or $158 million, to $1.9 billion compared with $1.7 billion for the same period in 2022. Direct operating expense increased primarily due to the Clipper Acquisition and growth in our business. As a percentage of revenue, direct operating expense for the three months ended March 31, 2023, was 82.0% compared with 83.9% for the same period in 2022.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the three months ended March 31, 2023 increased by 36%, or $68 million, to $258 million compared with $190 million for the same period in 2022. SG&A increased due to the Clipper Acquisition and higher personnel costs, primarily for certain administrative functions, reflecting the growth in our business.

Depreciation and amortization expense for the three months ended March 31, 2023 increased by $7 million to $83 million compared with $76 million for the same period in 2022. Amortization expense was $17 million and $14 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the Clipper Acquisition.

Transaction and integration costs for the three months ended March 31, 2023 were $13 million compared with $19 million for the same period in 2022. Transaction and integration costs in the first quarter of 2023 and 2022 primarily relate to the Clipper Acquisition.

Restructuring costs are primarily related to severance, including projects to optimize finance, human resource and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the three months ended March 31, 2023 were $21 million compared with $13 million for the same period in 2022. In the fourth quarter of 2022, the Company initiated a restructuring plan designed to centralize certain processes and standardize operating structures. For the three months ended March 31, 2023, restructuring costs and other included severance charges of $15 million and impairment charges of $6 million as a result of closing certain corporate and administrative offices. For the three months ended March 31, 2022, restructuring costs and other included severance charges of $5 million and $8 million related to the deconsolidation of a joint venture.

Other income decreased due to foreign currency movements and pension income. Other income, net was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change	% Change
Net periodic pension income	$2	$9	$(7)	(78)%
Foreign currency:
Realized foreign currency contracts gain (loss)	(2)	2	(4)	n/m
Unrealized foreign currency contracts gain	1	6	(5)	(83)%
Foreign currency remeasurement loss	(1)	(1)	—	—%
Total foreign currency gain (loss)	$(2)	$7	$(9)	n/m
Other income, net	$—	$16	$(16)	(100)%
n/m - not meaningful

Interest expense increased primarily due to debt incurred for the Clipper Acquisition. Interest expense, net was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change	% Change
Debt and capital leases	$24	$9	$15	n/m
Cross-currency swaps	(8)	(4)	(4)	100%
Other	(3)	(1)	(2)	n/m
Interest expense, net	$13	$4	$9	n/m
n/m - not meaningful

Income before income taxes for the three months ended March 31, 2023 decreased to $29 million compared with $49 million for the same period in 2022. The decrease was primarily due to higher interest expense, lower pension income and a foreign currency loss, partially offset by higher operating income in 2023.

Income tax expense for the three months ended March 31, 2023 was $3 million compared with $11 million for the same period in 2022. Our effective tax rate was 11.0% for the three months ended March 31, 2023, compared with 22.1% for the same period in 2022. The change in our effective tax rate was primarily driven by discrete tax benefits from the release of valuation allowances as it is more likely than not that the deferred income tax assets will be realized.

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

At March 31, 2023, we held cash and cash equivalents of $426 million, and we had $799 million of borrowing capacity available, net of letters of credit under our Revolving Credit Facility. On April 7, 2023, we repaid $35 million of our Two-Year Term Loan due 2024.

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

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Receivables sold in period	$263	$229
Cash consideration	261	228
Net cash provided in operating cash flows (1)	—	6
(1) The three months ended March 31, 2022 includes $124 million of cash provided by factoring programs, reduced by $118 million used in the securitization program that was terminated in the first quarter of 2022.

Covenants and Compliance

The covenants in the unsecured notes, term loans and revolving credit facilities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of March 31, 2023, the Company was in compliance with the covenants contained in its debt and financing arrangements.

Financial Condition

The following table summarizes our asset and liability balances:

(In millions)	March 31, 2023	December 31, 2022	$ Change	% Change
Total current assets	$2,311	$2,428	(117)	(5)%
Total long-term assets	6,779	6,791	(12)	—%
Total current liabilities	2,421	2,532	(111)	(4)%
Total long-term liabilities	3,950	4,009	(59)	(1)%

The decrease in total assets and total liabilities from December 31, 2022 to March 31, 2023 primarily reflects the seasonality of our business.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$39	$46	$(7)	(15)%
Net cash used in investing activities	(82)	(44)	(38)	86%
Net cash used in financing activities	(29)	(18)	(11)	61%
Effect of exchange rates on cash and cash equivalents	3	(5)	8	n/m
Net decrease in cash and cash equivalents	$(69)	$(21)	$(48)	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2023, decreased by $7 million compared with the same period in 2022, primarily due to lower net income, net of non-cash expenses.

Investing Activities

Investing activities used $82 million of cash for the three months ended March 31, 2023, compared with $44 million used for the same period of 2022. During the three months ended March 31, 2023, we used $91 million of cash to purchase property and equipment and received $9 million of cash from sales of property and equipment. During the three months ended March 31, 2022, we used $65 million of cash to purchase property and equipment, received $14 million from the release of an escrow related to the Kuehne + Nagel acquisition and received $3 million of cash from sales of property and equipment.

Financing Activities

Financing activities used $29 million of cash for the three months ended March 31, 2023, including $21 million used to repay debt, $8 million to repay finance lease obligations and $4 million in payments for employee taxes on net settlement of equity awards. Financing activities used $18 million of cash for the three months ended March 31, 2022, including $11 million in payments for employee taxes on net settlement of equity awards and $9 million to repay finance lease obligations.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2023, the Company’s contractual obligations had not materially changed compared with December 31, 2022.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Critical Accounting Policies” in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements

Information related to new accounting standards is included in Note 1 — Basis of Presentation and Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements due primarily to variable rate long-term debt obligations and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments to hedge against such risk. There have been no material changes to our exposure from market risk for the three months ended March 31, 2023, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2023 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of Clipper Logistics plc, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 — Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 1 to Credit Agreement, dated as of March 9, 2023, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 10, 2023).

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

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

GXO Logistics, Inc.

Date: May 10, 2023	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)