Form 10-Q
period 2023-06-30
GXO Logistics, Inc.
filed 2023-08-03
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 1, 2023, there were 118,935,831 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$2,394	$2,156	$4,717	$4,239
Direct operating expense	1,957	1,775	3,863	3,523
Selling, general and administrative expense	245	220	503	410
Depreciation and amortization expense	84	77	167	153
Transaction and integration costs	6	24	19	43
Restructuring costs and other	3	1	24	14
Operating income	99	59	141	96
Other income, net	1	23	1	39
Interest expense, net	(14)	(9)	(27)	(13)
Income before income taxes	86	73	115	122
Income tax expense	(20)	(21)	(23)	(32)
Net income	66	52	92	90
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to GXO	$65	$51	$90	$88

Earnings per share
Basic	$0.55	$0.44	$0.76	$0.76
Diluted	$0.54	$0.44	$0.75	$0.76
Weighted-average common shares outstanding
Basic	118,927	116,131	118,854	115,435
Diluted	119,415	116,646	119,323	116,111

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$66	$52	$92	$90
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax (expense) benefit of $6, $(10), $9 and $(10)	17	(75)	30	(120)
Net unrealized gain on cash flow hedges, net of tax (expense) of $(1), $0, $0 and $0	4	—	1	—
Defined benefit plans, amortization of net loss, net of tax of $0, $0, $0 and $0	1	—	1	—
Other comprehensive income (loss), net of tax	22	(75)	32	(120)
Comprehensive income (loss)	88	(23)	124	(30)
Less: Comprehensive income attributable to noncontrolling interest	2	—	3	—
Comprehensive income (loss) attributable to GXO	$86	$(23)	$121	$(30)

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$305	$495
Accounts receivable, net of allowance of $12 and $12	1,719	1,647
Other current assets	282	286
Total current assets	2,306	2,428
Long-term assets
Property and equipment, net of accumulated depreciation of $1,428 and $1,297	965	960
Operating lease assets	2,194	2,227
Goodwill	2,802	2,728
Intangible assets, net of accumulated amortization of $500 and $456	544	570
Other long-term assets	315	306
Total long-term assets	6,820	6,791
Total assets	$9,126	$9,219
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$566	$717
Accrued expenses	950	995
Current debt	35	67
Current operating lease liabilities	568	560
Other current liabilities	284	193
Total current liabilities	2,403	2,532
Long-term liabilities
Long-term debt	1,625	1,739
Long-term operating lease liabilities	1,838	1,853
Other long-term liabilities	449	417
Total long-term liabilities	3,912	4,009
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 118,932 and 118,728 issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,587	2,575
Retained earnings	413	323
Accumulated other comprehensive loss	(223)	(254)
Total stockholders’ equity before noncontrolling interests	2,778	2,645
Noncontrolling interests	33	33
Total equity	2,811	2,678
Total liabilities and equity	$9,126	$9,219

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities:
Net income	$92	$90
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	167	153
Stock-based compensation expense	18	16
Deferred tax expense (benefit)	(17)	3
Other	10	1
Changes in operating assets and liabilities
Accounts receivable	(29)	(20)
Other assets	18	(30)
Accounts payable	(107)	(56)
Accrued expenses and other liabilities	(52)	43
Net cash provided by operating activities	100	200
Cash flows from investing activities:
Capital expenditures	(150)	(154)
Proceeds from sales of property and equipment	10	6
Acquisition of businesses, net of cash acquired	—	(874)
Net proceeds from cross-currency swap agreements	—	10
Other	—	9
Net cash used in investing activities	(140)	(1,003)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	898
Repayments of debt, net	(138)	—
Repayments of finance lease obligations	(16)	(15)
Taxes paid related to stock-based compensation awards	(6)	(12)
Other	5	(2)
Net cash provided by (used in) financing activities	(155)	869
Effect of exchange rates on cash and cash equivalents	5	(15)
Net (decrease) increase in cash and cash equivalents	(190)	51
Cash and cash equivalents, beginning of period	495	333
Cash and cash equivalents, end of period	$305	$384

Supplemental disclosure of non-cash activities:
Common stock issued for acquisition	$—	$203

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of March 31, 2023	118,889	$1	$2,580	$348	$(244)	$2,685	$34	$2,719
Net income	—	—	—	65	—	65	1	66
Other comprehensive income	—	—	—	—	21	21	1	22
Stock-based compensation	—	—	9	—	—	9	—	9
Vesting of stock-based compensation awards	71	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(28)	—	(2)	—	—	(2)	—	(2)
Dividends	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2023	118,932	$1	$2,587	$413	$(223)	$2,778	$33	$2,811

(Shares in thousands, dollars in millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	118,728	$1	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	90	—	90	2	92
Other comprehensive income	—	—	—	—	31	31	1	32
Stock-based compensation	—	—	18	—	—	18	—	18
Vesting of stock-based compensation awards	336	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(132)	—	(6)	—	—	(6)	—	(6)
Dividends	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2023	118,932	$1	$2,587	$413	$(223)	$2,778	$33	$2,811

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of March 31, 2022	114,840	$1	$2,349	$163	$(172)	$2,341	$34	$2,375
Net income	—	—	—	51	—	51	1	52
Other comprehensive loss	—		—	—	(74)	(74)	(1)	(75)
Stock-based compensation	—	—	10	—	—	10	—	10
Vesting of stock compensation awards	23	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(2)	—	(1)	—	—	(1)	—	(1)
Common stock issued for acquisition	3,749	—	203	—	—	203	—	203
Dividends	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2022	118,610	$1	$2,561	$214	$(246)	$2,530	$31	$2,561

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2021	114,659	$1	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	88	—	88	2	90
Other comprehensive loss	—	—	—	—	(118)	(118)	(2)	(120)
Stock-based compensation	—	—	16	—	—	16	—	16
Vesting of stock compensation awards	341	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(139)	—	(12)	—	—	(12)	—	(12)
Common stock issued for acquisition	3,749	—	203	—	—	203	—	203
Deconsolidation of variable interest entity	—	—	—	—	2	2	(5)	(3)
Dividends	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2022	118,610	$1	$2,561	$214	$(246)	$2,530	$31	$2,561

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Certain amounts reported for prior periods have been reclassified to conform to the current period’s presentation.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
United Kingdom	$893	$777	$1,737	$1,481
United States	692	685	1,406	1,366
France	217	183	419	359
Netherlands	198	163	394	333
Spain	136	123	263	243
Italy	94	80	182	162
Other	164	145	316	295
Total	$2,394	$2,156	$4,717	$4,239

The Company’s revenue can also be disaggregated by the customer’s primary industry. Revenue disaggregated by industries was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Omnichannel retail	$1,026	$879	$1,990	$1,704
Technology and consumer electronics	355	315	721	620
Food and beverage	335	336	642	674
Industrial and manufacturing	270	269	540	532
Consumer packaged goods	232	223	458	436
Other	176	134	366	273
Total	$2,394	$2,156	$4,717	$4,239

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

The contract asset and contract liability balances from contracts with customers were as follows:

	June 30,	December 31,
(In millions)	2023	2022
Contract assets included in:
Other current assets	$15	$25
Other long-term assets	161	165
Total contract assets	$176	$190
Contract liabilities included in:
Other current liabilities	$196	$154
Other long-term liabilities	119	134
Total contract liabilities	$315	$288

Revenue included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Amounts included in the beginning-of-year contract liability balance	$16	$8	$98	$71

Remaining Performance Obligations

As of June 30, 2023, the fixed consideration component of the Company’s remaining performance obligation was approximately $3.5 billion, and the Company expects to recognize approximately 74% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Leases

The Company has operating leases primarily for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for warehouse equipment.

The following amounts related to leases were recorded in the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(In millions)	2023	2022
Operating leases:
Operating lease assets	$2,194	$2,227

Current operating lease liabilities	$568	$560
Long-term operating lease liabilities	1,838	1,853
Total operating lease liabilities	$2,406	$2,413

Finance leases:
Property and equipment, net	$124	$123

Current debt	$31	$35
Long-term debt	96	97
Total finance lease liabilities	$127	$132

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating leases:
Operating lease cost	$183	$171	$398	$340
Short-term lease cost	63	23	92	45
Variable lease cost	29	22	57	42
Total operating lease cost (1)	$275	$216	$547	$427
Finance leases:
Amortization of leases	$6	$11	$13	$18
Interest expense on lease liabilities	1	2	2	3
Total finance lease cost	$7	$13	$15	$21
Total operating and finance lease cost	$282	$229	$562	$448
(1) Operating lease cost is primarily included in Direct operating expenses in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Leased assets obtained in exchange for new operating lease liabilities, including $249 from an acquisition in 2022	$239	$559
Leased assets obtained in exchange for new finance lease liabilities, including $14 from an acquisition in 2022	8	16

4. Debt and Financing Arrangements

The following table summarizes the carrying value of debt:

		June 30,	December 31,
(In millions)	Rate (1)	2023	2022
1.65% Unsecured notes due 2026 (2)	1.65%	$398	$397
2.65% Unsecured notes due 2031 (3)	2.65%	397	397
Two-Year Term Loan due 2024 (4)	—%	—	115
Three-Year Term Loan due 2025 (5)	6.33%	235	234
Five-Year Term Loan due 2027 (6)	6.45%	499	499
Finance leases and other	Various	131	164
Total debt		1,660	1,806
Less: Current debt		35	67
Total Long-term debt		$1,625	$1,739
(1) Interest rate as of June 30, 2023.
(2) Net of unamortized debt issuance costs of $2 million as of June 30, 2023 and $3 million as of December 31, 2022.
(3) Net of unamortized debt issuance costs of $3 million as of June 30, 2023 and December 31, 2022.
(4) Repaid in the second quarter of 2023.
(5) Net of unamortized debt issuance costs of $1 million as of December 31, 2022.
(6) Net of unamortized debt issuance costs of $1 million as of June 30, 2023 and December 31, 2022.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Receivables sold in period	$269	$228	$532	$457
Cash consideration	268	228	529	456
Net cash used in operating cash flows (1)	—	(8)	—	(2)
(1) The three months ended June 30, 2022, includes $8 million of cash used by factoring programs. The six months ended June 30, 2022, includes $116 million of cash provided by factoring program, reduced by $118 million of cash used in the securitization program that was terminated in the first quarter of 2022.

Covenants and Compliance

The covenants in the unsecured notes, term loans and revolving credit facilities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of June 30, 2023, the Company was in compliance with the covenants contained in its debt and financing arrangements.

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

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2023, and December 31, 2022, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		June 30, 2023		December 31, 2022
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$347	$398	$342	$397
2.65% Unsecured notes due 2031	2	312	397	294	397
Two-Year Term Loan due 2024	2	—	—	115	115
Three-Year Term Loan due 2025	2	231	235	234	234
Five-Year Term Loan due 2027	2	493	499	499	499

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

The fair value of the Company’s derivative instruments and the related notional amounts was as follows:

	June 30, 2023
(In millions)	Notional	Derivative Assets (1)	Derivative Liabilities (2)
Designated as hedges
Cross-currency swap agreements	$1,337	$14	$37
Interest rate swaps (3)	250	9	—
Not designated as hedges
Foreign currency option contracts	$315	$4	$—
(1) Derivative assets are included in Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Derivative liabilities are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.
(3) In June 2023, the Company amended one interest rate swap scheduled to mature in 2027 to 2024, with a notional amount of $125 million. In connection with this amendment, the Company received $2 million of cash representing the fair value of the reduced term.

	December 31, 2022
(In millions)	Notional	Derivative Assets (1)	Derivative Liabilities (2)
Designated as hedges
Cross-currency swap agreements	$1,337	$22	$13
Interest rate swaps	250	9	—
Not designated as hedges
Foreign currency option contracts	$354	$—	$5
Foreign currency forward contracts	3	—	—
(1) Derivative assets are included in Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Derivative liabilities are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

As of June 30, 2023 and December 31, 2022, the derivatives were classified as Level 2 within the fair value hierarchy.

The effect of hedges on accumulated other comprehensive loss (“AOCL”) and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(18)	$3	$—	$(34)	$—	$1
Derivatives designated as cash flow hedges
Interest rate swaps	$4	$—	$—	$1	$—	$—
(1) Amounts reclassified to net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$43	$2	$—	$46	$2	$2
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$—	$(1)	$—	$—
(1) Amounts reclassified to net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives not designated as hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2023	2022	2023	2022
Realized foreign currency contracts gain (loss)	$(4)	$7	$(6)	$9
Unrealized foreign currency contracts gain	3	9	4	15
Total foreign currency gain (loss) recognized in net income	$(1)	$16	$(2)	$24

6. Stockholders’ Equity

The following table summarizes the changes in AOCL by component:

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCL attributable to GXO
As of March 31, 2023	$(136)	$4	$(112)	$—	$(244)
Foreign currency translation gain	33	—	—	(1)	32
Unrealized gain (loss) on hedges, net of tax	(13)	4	—	—	(9)
Amounts reclassified from AOCL to net income	(3)	—	1	—	(2)
Other comprehensive income, net of tax	17	4	1	(1)	21
As of June 30, 2023	$(119)	$8	$(111)	$(1)	$(223)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCL attributable to GXO
As of December 31, 2022	$(149)	$7	$(112)	$—	$(254)
Foreign currency translation gain	57	—	—	(1)	56
Unrealized gain (loss) on hedges, net of tax	(26)	1	—	—	(25)
Amounts reclassified from AOCL to net income	(1)	—	1	—	—
Other comprehensive income, net of tax	30	1	1	(1)	31
As of June 30, 2023	$(119)	$8	$(111)	$(1)	$(223)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCL attributable to GXO
As of March 31, 2022	$(94)	$—	$(76)	$(2)	$(172)
Foreign currency translation loss	(107)	—	—	1	(106)
Unrealized gain on hedges, net of tax	34	—	—	—	34
Amounts reclassified from AOCL to net income	(2)	—	—	—	(2)
Other comprehensive loss, net of tax	(75)	—	—	1	(74)
As of June 30, 2022	$(169)	$—	$(76)	$(1)	$(246)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCI attributable to noncontrolling interest	AOCL attributable to GXO
As of December 31, 2021	$(53)	$—	$(76)	$(1)	$(130)
Foreign currency translation loss	(152)	—	—	2	(150)
Unrealized gain on hedges, net of tax	36	—	—	—	36
Amounts reclassified from AOCL to net income	(4)	—	—	—	(4)
Other comprehensive loss, net of tax	(120)	—	—	2	(118)
Deconsolidation of variable interest entity	4	—	—	(2)	2
As of June 30, 2022	$(169)	$—	$(76)	$(1)	$(246)

7. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a retirement plan in the U.K. (the “U.K. Retirement Plan”). Components of the net periodic benefit cost recognized under the U.K. Retirement Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest cost	$(9)	$(5)	$(19)	$(11)
Expected return on plan assets	12	14	24	29
Amortization of net loss	(1)	—	(1)	—
Net periodic pension income (1)	$2	$9	$4	$18
(1) Net periodic pension income is recorded within Other income, net in the Condensed Consolidated Statements of Operations.

The Company also maintains defined benefit pension plans for some of its foreign subsidiaries that are excluded from the disclosure due to their immateriality.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. The Company’s contributions for both the three months ended June 30, 2023 and 2022 were $5 million. For the six months ended June 30, 2023 and 2022 were $22 million and $19 million, respectively. Defined contribution costs were primarily recorded in Direct operating expenses in the Condensed Consolidated Statements of Operations.

8. Restructuring Costs and Other

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition.

For the three months ended June 30, 2023, restructuring costs and other totaled $3 million and related to severance charges. For the six months ended June 30, 2023, restructuring costs and other totaled $24 million and included severance charges of $18 million and impairment charges of $6 million as a result of closing certain corporate and administrative offices.

The following is a roll forward of the restructuring liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2022	$13
Charges incurred	18
Payments	(21)
Balance as of June 30, 2023	$10

The remaining restructuring liability at June 30, 2023 primarily relates to severance payments and is expected to be substantially paid within the next twelve months.

9. Income Taxes

The effective tax rate was 23.0% for the three months ended June 30, 2023, compared with 29.4% for the same period in 2022. The effective tax rate was 19.9% for the six months ended June 30, 2023, compared with 26.4% for the same period in 2022. The decrease in our effective tax rate for the three and six months was primarily driven by a decrease in pre-tax losses in certain jurisdictions for which no benefit was recognized and higher transaction costs for the same period in 2022 related to the Clipper Acquisition which were non deductible. The decrease in our effective tax rate for the six months ended June 30, 2023 also reflects a valuation allowance release.

As of June 30, 2023 and December 31, 2022, the Company had valuation allowances of $39 million and $44 million on its deferred income tax asset, respectively.

10. Goodwill

The following table presents the changes in goodwill for the six months ended June 30, 2023:

(In millions)
Balance as of December 31, 2022	$2,728
Acquisition (1)	44
Impact of foreign exchange translation (2)	30
Balance as of June 30, 2023	$2,802
(1) Represents the finalization of the purchase price allocation for the Clipper Acquisition. See Note 11 — Acquisition for additional information.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

11. Acquisition

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

The following table summarizes the final fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$26
Accounts receivable	143
Other current assets	67
Total current assets	236
Long-term assets
Property and equipment	80
Operating lease assets	219
Intangible assets (1)	392
Other long-term assets	29
Total long-term assets	720
Total assets	$956
LIABILITIES
Current liabilities
Accounts payable	$81
Accrued expenses	96
Current debt	55
Current operating lease liabilities	43
Other current liabilities	56
Total current liabilities	331
Long-term liabilities
Long-term debt	10
Long-term operating lease liabilities	176
Other long-term liabilities	173
Total long-term liabilities	359
Total liabilities	$690
Net assets purchased	$266
Cash paid	$902
Common stock issued (2)	204
Purchase price paid	$1,106
Goodwill recorded (3)	$840
(1) The Company acquired $392 million of intangible assets, comprised of customer relationships and trade names, with weighted-average useful lives of 15 years.
(2) Represents the fair value of the Company’s common stock issued.
(3) Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill acquired was recorded in the United Kingdom and Ireland reporting unit and was primarily attributed to anticipated synergies. The Company does not expect the goodwill recognized in connection with the Clipper Acquisition to be deductible for income tax purposes.

12. Commitments and Contingencies

The Company is involved, and will continue to be involved, in numerous legal proceedings arising out of the conduct of its business. These proceedings may include personal injury claims arising from the transportation and handling of goods, contractual disputes and employment-related claims, including alleged violations of wage and hour laws.

The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company reviews and adjusts accruals for loss contingencies quarterly and as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to a loss exists in excess of the amount accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or discloses that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on management’s assessment, together with legal counsel, regarding the ultimate outcome of the matter.

Management of the Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. Management of the Company does not believe that the ultimate resolution of any matters to which the Company is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Legal costs related to these matters are expensed as they are incurred.

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

We strive to provide all our customers with consistently high levels of service and cutting-edge automation. We also collaborate with our largest customers on planning and forecasting and assist with network optimization, working with these customers to design or redesign their supply chains to meet specific goals, such as environmental, social and governance. Our multidisciplinary, consultative approach has led to many of our key customer relationships extending for years and expanding in scope.

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

Our business model is asset-light and historically resilient in cycles, with high returns, strong free cash flow and visibility into revenue and earnings. The vast majority of our contracts with customers are long-term in nature, and our facility lease arrangements generally align with contract length. The Company has both fixed-price contracts (closed book or hybrid contracts) and cost-plus contracts (open book contracts). Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover facility, technology and equipment costs, while the variable component is determined based on expected volumes and associated labor costs. Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit. Cost-plus contracts provide for the payment of allowable costs incurred during the performance of the contract plus a specified margin.

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). Due to the Clipper Acquisition, comparisons in our results of operations between 2023 and 2022 are less meaningful.

Results of Operations

	Three Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Revenue	$2,394	$2,156	$238	11%
Direct operating expense	1,957	1,775	182	10%
Selling, general and administrative expense	245	220	25	11%
Depreciation and amortization expense	84	77	7	9%
Transaction and integration costs	6	24	(18)	(75)%
Restructuring costs and other	3	1	2	n/m
Operating income	99	59	40	68%
Other income, net	1	23	(22)	(96)%
Interest expense, net	(14)	(9)	(5)	56%
Income before income taxes	86	73	13	18%
Income tax expense	(20)	(21)	1	(5)%
Net income	$66	$52	$14	27%
n/m - not meaningful

Three Months Ended June 30, 2023, compared with the Three Months Ended June 30, 2022

Revenue for the three months ended June 30, 2023, increased by 11%, or $238 million, to $2.4 billion compared with $2.2 billion for the same period in 2022. The increase in 2023 compared to the prior period primarily reflects an increase of $154 million from the Clipper Acquisition for the periods that were not comparable and growth in our Continental Europe business, primarily driven by new contract implementations. Foreign currency movement increased revenue by $17 million in 2023.

Direct operating expenses is comprised of both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the three months ended June 30, 2023, increased by 10%, or $182 million, to $2.0 billion compared with $1.8 billion for the same period in 2022. Direct operating expense increased primarily due to the Clipper Acquisition and higher personnel and temporary labor expenses due to growth in our business. As a percentage of revenue, direct operating expense for the three months ended June 30, 2023, was 81.7% compared with 82.3% for the same period in 2022.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the three months ended June 30, 2023, increased by 11%, or $25 million, to $245 million compared with $220 million for the same period in 2022. SG&A increased due to the Clipper Acquisition.

Depreciation and amortization expense for the three months ended June 30, 2023 increased by $7 million to $84 million compared with $77 million for the same period in 2022. Amortization expense was $19 million and $13 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the Clipper Acquisition.

Transaction and integration costs for the three months ended June 30, 2023, were $6 million compared with $24 million for the same period in 2022. Transaction and integration costs for the three months ended June 30, 2023 and 2022, primarily relate to the Clipper Acquisition.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the three months ended June 30, 2023 were $3 million compared with $1 million for the same period in 2022.

Other income, net decreased due to foreign currency movements and pension income. Other income, net was as follows:

	Three Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Net periodic pension income	$2	$9	$(7)	(78)%
Foreign currency:
Realized foreign currency contracts gain (loss)	(4)	7	(11)	n/m
Unrealized foreign currency contracts gain	3	9	(6)	(67)%
Foreign currency remeasurement loss	—	(2)	2	(100)%
Total foreign currency gain (loss)	(1)	14	(15)	n/m
Other income, net	$1	$23	$(22)	(96)%
n/m - not meaningful

Interest expense, net increased primarily due to debt incurred for the Clipper Acquisition. Interest expense, net was as follows:

	Three Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Debt and capital leases	$23	$12	$11	92%
Cross-currency swaps	(8)	(3)	(5)	n/m
Interest income	(1)	—	(1)	n/m
Interest expense, net	$14	$9	$5	56%
n/m - not meaningful

Income before income taxes for the three months ended June 30, 2023, increased to $86 million compared with $73 million for the same period in 2022. The increase was due to higher operating income, partially offset by lower other income and higher interest expense.

Income tax expense for the three months ended June 30, 2023, was $20 million compared with $21 million for the same period in 2022. Our effective tax rate was 23.0% for the three months ended June 30, 2023, compared with 29.4% for the same period in 2022. The decrease in our effective tax rate was primarily driven by a decrease in pre-tax losses in certain jurisdictions for which no benefit was recognized and higher transaction costs for the same period in 2022 related to the Clipper Acquisition which were non deductible.

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Revenue	$4,717	$4,239	$478	11%
Direct operating expense	3,863	3,523	340	10%
Selling, general and administrative expense	503	410	93	23%
Depreciation and amortization expense	167	153	14	9%
Transaction and integration costs	19	43	(24)	(56)%
Restructuring costs and other	24	14	10	71%
Operating income	141	96	45	47%
Other income, net	1	39	(38)	(97)%
Interest expense, net	(27)	(13)	(14)	n/m
Income before income taxes	115	122	(7)	(6)%
Income tax expense	(23)	(32)	9	(28)%
Net income	$92	$90	$2	2%
n/m - not meaningful

Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

Revenue for the six months ended June 30, 2023 increased by 11%, or $478 million, to $4.7 billion compared with $4.2 billion for the same period in 2022. The increase primarily reflects an increase of $378 million from the Clipper Acquisition for the periods that were not comparable and growth in our business, primarily driven by new contract implementations. Foreign currency movement decreased revenue by $83 million in 2023.

Direct operating expenses is comprised of both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the six months ended June 30, 2023 increased by 10%, or $340 million, to $3.9 billion compared with $3.5 billion for the same period in 2022. Direct operating expense increased primarily due to the Clipper Acquisition, as well as higher facilities expense and higher personnel and temporary labor expenses due to growth in our business. As a percentage of revenue, direct operating expense for the six months ended June 30, 2023, was 81.9% compared with 83.1% for the same period in 2022.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the six months ended June 30, 2023, increased by 23%, or $93 million, to $503 million compared with $410 million for the same period in 2022. SG&A increased primarily due to the Clipper Acquisition and higher personnel costs, primarily for certain administrative functions, reflecting the growth in our business.

Depreciation and amortization expense for the six months ended June 30, 2023 increased by $14 million to $167 million compared with $153 million for the same period in 2022. Amortization expense was $36 million and $27 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the Clipper Acquisition.

Transaction and integration costs for the six months ended June 30, 2023, were $19 million compared with $43 million for the same period in 2022. Transaction and integration costs for the six months ended June 30, 2023 and 2022, primarily relate to the Clipper Acquisition.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the six months ended June 30, 2023 were $24 million compared with $14 million for the same period in 2022. For the six months ended June 30, 2023, Restructuring costs and other included severance charges of $18 million and impairment charges of $6 million as a result of closing certain corporate and administrative offices. For the six months ended June 30, 2022, Restructuring costs and other included severance charges of $6 million and $8 million related to the deconsolidation of a joint venture.

Other income, net decreased due to foreign currency movements and pension income. Other income, net was as follows:

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Net periodic pension income	$4	$18	$(14)	(78)%
Foreign currency:
Realized foreign currency contracts gain (loss)	(6)	9	(15)	n/m
Unrealized foreign currency contracts gain	4	15	(11)	(73)%
Foreign currency remeasurement loss	(1)	(3)	2	(67)%
Total foreign currency gain (loss)	(3)	21	(24)	n/m
Other income, net	$1	$39	$(38)	(97)%
n/m - not meaningful

Interest expense, net increased primarily due to debt incurred for the Clipper Acquisition. Interest expense, net was as follows:

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Debt and capital leases	$47	$21	$26	n/m
Cross-currency swaps	(16)	(7)	(9)	n/m
Interest income	(4)	(1)	(3)	n/m
Interest expense, net	$27	$13	$14	n/m
n/m - not meaningful

Income before income taxes for the six months ended June 30, 2023, decreased to $115 million compared with $122 million for the same period in 2022. The decrease was due to lower other income and higher interest expense, offset by higher operating income.

Income tax expense for the six months ended June 30, 2023, was $23 million compared with $32 million for the same period in 2022. Our effective tax rate was 19.9% for the six months ended June 30, 2023, compared with 26.4% for the same period in 2022. The decrease in our effective tax rate was primarily driven by a valuation allowance release, a decrease in pre-tax losses in certain jurisdictions for which no benefit was recognized and higher transaction costs for the same period in 2022 related to the Clipper Acquisition which were non deductible.

Liquidity and Capital Resources

Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facilities. Our principal uses of cash in the future will be to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions. The timing and magnitude of our start-ups can vary and may positively or negatively impact our cash flows.

As of June 30, 2023, we held cash and cash equivalents of $305 million and we had $799 million of borrowing capacity available, net of letters of credit under our Revolving Credit Facility.

We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.

Sales of Certain Receivables

We sell certain of our trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Receivables sold in period	$269	$228	$532	$457
Cash consideration	268	228	529	456
Net cash used in operating cash flows (1)	—	(8)	—	(2)
(1) The three months ended June 30, 2022, includes $8 million of cash used by factoring programs. The six months ended June 30, 2022, includes $116 million of cash provided by factoring program, reduced by $118 million of cash used in the securitization program that was terminated in the first quarter of 2022.

Covenants and Compliance

The covenants in the unsecured notes, term loans and revolving credit facilities, which are customary for financings of this type, limit our ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require us to maintain a consolidated leverage ratio below a specified maximum.

As of June 30, 2023, we were in compliance with the covenants contained in our debt and financing arrangements.

Financial Condition

The following table summarizes our asset and liability balances:

	June 30,	December 31,
(In millions)	2023	2022	$ Change	% Change
Total current assets	$2,306	$2,428	$(122)	(5)%
Total long-term assets	6,820	6,791	29	—%
Total current liabilities	2,403	2,532	(129)	(5)%
Total long-term liabilities	3,912	4,009	(97)	(2)%

The decrease in total assets and total liabilities from December 31, 2022 to June 30, 2023, primarily reflects the early repayment of our $115 million two-year term loan and the decrease in accounts payable due to the timing of payments.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$100	$200	$(100)	(50)%
Net cash used in investing activities	(140)	(1,003)	863	(86)%
Net cash provided by (used in) financing activities	(155)	869	(1,024)	(118)%
Effect of exchange rates on cash and cash equivalents	5	(15)	20	n/m
Net (decrease) increase in cash and cash equivalents	$(190)	$51	$(241)	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2023, decreased by $100 million compared with the same period in 2022, primarily due to the decrease in accounts payable and accrued expenses due to the timing of payments for transaction and integration costs and severance costs.

Investing Activities

Investing activities used $140 million of cash for the six months ended June 30, 2023, compared with $1.0 billion used for the same period of 2022. During the six months ended June 30, 2023, we used $150 million of cash to purchase property and equipment and received $10 million of cash from sales of property and equipment. During the six months ended June 30, 2022, we used $874 million, net of cash received, to fund the Clipper Acquisition, used $154 million of cash to purchase property and equipment, received $14 million from the release of an escrow related to the Kuehne + Nagel acquisition, received $10 million in proceeds from cross-currency swap agreements, excluding accrued interest, and received $6 million of cash from sales of property and equipment.

Financing Activities

Financing activities used $155 million of cash for the six months ended June 30, 2023, including $138 million used to repay debt, $16 million to repay finance lease obligations and $6 million in payments for employee taxes on stock-based compensation awards. Financing activities generated $869 million of cash for the six months ended

June 30, 2022, including $898 million in proceeds from long-term debt, partially offset by $15 million to repay finance lease obligations and $12 million in payments for employee taxes on stock-based compensation awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2023, the Company’s contractual obligations had not materially changed compared with December 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements due primarily to variable rate long-term debt obligations and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments to hedge against such risk. There have been no material changes to our exposure from market risk for the six months ended June 30, 2023, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2023 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of Clipper Logistics plc, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 — Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

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

GXO Logistics, Inc.

Date: August 3, 2023	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)