Form 10-Q
period 2023-09-30
GXO Logistics, Inc.
filed 2023-11-08
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 6, 2023, there were 118,954,910 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$2,471	$2,287	$7,188	$6,526
Direct operating expense	2,012	1,885	5,875	5,408
Selling, general and administrative expense	258	227	761	637
Depreciation and amortization expense	101	89	268	242
Transaction and integration costs	3	14	22	57
Restructuring costs and other	7	—	31	14
Operating income	90	72	231	168
Other income, net	7	17	8	56
Interest expense, net	(14)	(6)	(41)	(19)
Income before income taxes	83	83	198	205
Income tax expense	(15)	(19)	(38)	(51)
Net income	68	64	160	154
Net income attributable to noncontrolling interests	(2)	(1)	(4)	(3)
Net income attributable to GXO	$66	$63	$156	$151

Earnings per share
Basic	$0.55	$0.53	$1.31	$1.30
Diluted	$0.55	$0.53	$1.31	$1.29
Weighted-average common shares outstanding
Basic	118,941	118,621	118,883	116,508
Diluted	119,645	119,065	119,430	117,107

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$68	$64	$160	$154
Other comprehensive income (loss), net of tax
Foreign currency translation loss, net of tax expense of $(9), $(22), $0 and $(32)	(69)	(43)	(39)	(163)
Net unrealized gain on cash flow hedges, net of tax expense of $(1), $(2), $(1) and $(2)	—	9	1	9
Defined benefit plans, amortization of net loss, net of tax of $0, $0, $0 and $0	1	—	2	—
Other comprehensive loss, net of tax	(68)	(34)	(36)	(154)
Comprehensive income	—	30	124	—
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	(1)	3	(1)
Comprehensive income attributable to GXO	$—	$31	$121	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$473	$495
Accounts receivable, net of allowance of $18 and $12	1,661	1,647
Other current assets	332	286
Total current assets	2,466	2,428
Long-term assets
Property and equipment, net of accumulated depreciation of $1,463 and $1,297	923	960
Operating lease assets	2,133	2,227
Goodwill	2,734	2,728
Intangible assets, net of accumulated amortization of $507 and $456	507	570
Other long-term assets	328	306
Total long-term assets	6,625	6,791
Total assets	$9,091	$9,219
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$597	$717
Accrued expenses	975	995
Current debt	26	67
Current operating lease liabilities	561	560
Other current liabilities	275	193
Total current liabilities	2,434	2,532
Long-term liabilities
Long-term debt	1,621	1,739
Long-term operating lease liabilities	1,800	1,853
Other long-term liabilities	419	417
Total long-term liabilities	3,840	4,009
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 118,951 and 118,728 issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,593	2,575
Retained earnings	479	323
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(289)	(254)
Total stockholders’ equity before noncontrolling interests	2,784	2,645
Noncontrolling interests	33	33
Total equity	2,817	2,678
Total liabilities and equity	$9,091	$9,219

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities:
Net income	$160	$154
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	268	242
Stock-based compensation expense	25	24
Deferred tax expense (benefit)	(29)	—
Other	16	(4)
Changes in operating assets and liabilities
Accounts receivable	(23)	(22)
Other assets	(39)	(28)
Accounts payable	(69)	(68)
Accrued expenses and other liabilities	34	18
Net cash provided by operating activities	343	316
Cash flows from investing activities:
Capital expenditures	(205)	(239)
Proceeds from sales of property and equipment	13	22
Acquisition of businesses, net of cash acquired	—	(874)
Net proceeds from cross-currency swap agreements	—	26
Other	—	9
Net cash used in investing activities	(192)	(1,056)
Cash flows from financing activities:
Proceeds from issuance of debt, net	—	898
Repayments of debt, net	(139)	—
Repayments of finance lease obligations	(24)	(23)
Taxes paid related to stock-based compensation awards	(7)	(12)
Net cash provided by (used in) financing activities	(170)	863
Effect of exchange rates on cash, restricted cash and cash equivalents	(2)	(22)
Net (decrease) increase in cash, restricted cash and cash equivalents	(21)	101
Cash, restricted cash and cash equivalents, beginning of period	495	333
Cash, restricted cash and cash equivalents, end of period	$474	$434

Cash and cash equivalents	$473	$434
Restricted Cash (included in Other long-term assets)	1	—
Total cash, restricted cash and cash equivalents	$474	$434

Non-cash investing activities:
Common stock issued for acquisition	$—	$203

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	AOCIL	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2023	118,932	$1	$2,587	$413	$(223)	$2,778	$33	$2,811
Net income	—	—	—	66	—	66	2	68
Other comprehensive loss	—	—	—	—	(66)	(66)	(2)	(68)
Stock-based compensation	—	—	7	—	—	7	—	7
Vesting of stock-based compensation awards	30	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(11)	—	(1)	—	—	(1)	—	(1)
Balance as of September 30, 2023	118,951	$1	$2,593	$479	$(289)	$2,784	$33	$2,817

(Shares in thousands, dollars in millions)	Common Stock		Additional Paid-In Capital	Retained Earnings	AOCIL	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	118,728	$1	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	156	—	156	4	160
Other comprehensive loss	—	—	—	—	(35)	(35)	(1)	(36)
Stock-based compensation	—	—	25	—	—	25	—	25
Vesting of stock-based compensation awards	366	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(143)	—	(7)	—	—	(7)	—	(7)
Dividends	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2023	118,951	$1	$2,593	$479	$(289)	$2,784	$33	$2,817

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	AOCIL	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2022	118,610	$1	$2,561	$214	$(246)	$2,530	$31	$2,561
Net income	—	—	—	63	—	63	1	64
Other comprehensive loss	—	—	—	—	(32)	(32)	(2)	(34)
Stock-based compensation	—	—	8	—	—	8	—	8
Vesting of stock compensation awards	33	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(14)	—	—	—	—	—	—	—
Balance as of September 30, 2022	118,629	$1	$2,569	$277	$(278)	$2,569	$30	$2,599

	Common Stock		Additional Paid-In Capital	Retained Earnings	AOCIL	Equity Before Noncontrolling Interests	Noncontrolling Interests	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2021	114,659	$1	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	151	—	151	3	154
Other comprehensive loss	—	—	—	—	(150)	(150)	(4)	(154)
Stock-based compensation	—	—	24	—	—	24	—	24
Vesting of stock compensation awards	374	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(153)	—	(12)	—	—	(12)	—	(12)
Common stock issued for acquisition	3,749	—	203	—	—	203	—	203
Deconsolidation of variable interest entity	—	—	—	—	2	2	(5)	(3)
Dividends	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2022	118,629	$1	$2,569	$277	$(278)	$2,569	$30	$2,599

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of GXO Logistics, Inc. (“GXO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
United Kingdom	$958	$890	$2,695	$2,371
United States	711	709	2,117	2,075
France	207	171	626	530
Netherlands	216	175	610	508
Spain	133	117	396	360
Italy	97	81	279	243
Other	149	144	465	439
Total	$2,471	$2,287	$7,188	$6,526

The Company’s revenue can also be disaggregated by the customer’s primary industry. Revenue disaggregated by industry was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Omnichannel retail	$1,051	$919	$3,041	$2,618
Technology and consumer electronics	360	338	1,081	963
Food and beverage	362	335	1,004	1,009
Industrial and manufacturing	263	275	803	807
Consumer packaged goods	231	227	689	663
Other	204	193	570	466
Total	$2,471	$2,287	$7,188	$6,526

Contract Assets and Liabilities

Contract assets consist of two components, customer acquisition costs and costs to fulfill a contract. Contract assets are amortized to Direct operating expense in the Condensed Consolidated Statements of Operations over the contract term. Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration or the amount is due from the customer.

The contract asset and contract liability balances from contracts with customers were as follows:

	September 30,	December 31,
(In millions)	2023	2022
Contract assets included in:
Other current assets	$13	$25
Other long-term assets	161	165
Total contract assets	$174	$190
Contract liabilities included in:
Other current liabilities	$183	$154
Other long-term liabilities	114	134
Total contract liabilities	$297	$288

Revenue included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Amounts included in the beginning-of-year contract liability balance	$11	$12	$109	$83

Remaining Performance Obligations

As of September 30, 2023, the fixed consideration component of the Company’s remaining performance obligation was approximately $3.4 billion, and the Company expects to recognize approximately 72% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Leases

The Company has operating leases for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for warehouse equipment.

The following amounts related to leases were recorded in the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(In millions)	2023	2022
Operating leases:
Operating lease assets	$2,133	$2,227

Current operating lease liabilities	$561	$560
Long-term operating lease liabilities	1,800	1,853
Total operating lease liabilities	$2,361	$2,413

Finance leases:
Property and equipment, net	$111	$123

Current debt	$26	$35
Long-term debt	91	97
Total finance lease liabilities	$117	$132

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating leases:
Operating lease cost	$163	$187	$561	$527
Short-term lease cost	78	24	170	69
Variable lease cost	36	31	93	73
Total operating lease cost (1)	$277	$242	$824	$669
Finance leases:
Amortization of leases	$10	$5	$23	$23
Interest expense on lease liabilities	1	1	3	4
Total finance lease cost	$11	$6	$26	$27
Total operating and finance lease cost	$288	$248	$850	$696
(1) Operating lease cost is primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Leased assets obtained in exchange for new operating lease liabilities, including $207 from an acquisition in 2022	$389	$911
Leased assets obtained in exchange for new finance lease liabilities, including $16 from an acquisition in 2022	8	18

4. Debt and Financing Arrangements

The following table summarizes the carrying value of debt:

		September 30,	December 31,
(In millions)	Rate (1)	2023	2022
1.65% Unsecured notes due 2026 (2)	1.65%	$398	$397
2.65% Unsecured notes due 2031 (3)	2.65%	397	397
Two-Year Term Loan due 2024 (4)	—%	—	115
Three-Year Term Loan due 2025 (5)	6.54%	235	234
Five-Year Term Loan due 2027 (6)	6.67%	499	499
Finance leases and other	Various	118	164
Total debt		1,647	1,806
Less: Current debt		26	67
Total Long-term debt		$1,621	$1,739
(1) Interest rate as of September 30, 2023.
(2) Net of unamortized debt issuance costs of $2 million as of September 30, 2023, and $3 million as of December 31, 2022.
(3) Net of unamortized debt issuance costs of $3 million as of September 30, 2023 and December 31, 2022.
(4) Repaid in the second quarter of 2023.
(5) Net of unamortized debt issuance costs of $1 million as of December 31, 2022.
(6) Net of unamortized debt issuance costs of $1 million as of September 30, 2023 and December 31, 2022.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Receivables sold in period	$288	$259	$820	$716
Cash consideration	286	258	815	714
Net cash provided by operating cash flows (1)	27	18	27	16
(1) The nine months ended September 30, 2022, includes $134 million of cash provided by factoring program, reduced by $118 million of cash used in the securitization program that was terminated in the first quarter of 2022.

Covenants and Compliance

The covenants in the unsecured notes, term loans and revolving credit facilities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of September 30, 2023, the Company was in compliance with the covenants contained in its debt and financing arrangements.

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2023, and December 31, 2022, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		September 30, 2023		December 31, 2022
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
1.65% Unsecured notes due 2026	2	$353	$398	$342	$397
2.65% Unsecured notes due 2031	2	303	397	294	397
Two-Year Term Loan due 2024	2	—	—	115	115
Three-Year Term Loan due 2025	2	233	235	234	234
Five-Year Term Loan due 2027	2	495	499	499	499

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

The fair value of the Company’s derivative instruments and the related notional amounts was as follows:

	September 30, 2023
(In millions)	Notional	Derivative Assets (1)	Derivative Liabilities (2)
Designated as hedges:
Cross-currency swap agreements	$1,337	$26	$14
Interest rate swaps (3)	250	9	—
Not designated as hedges:
Foreign currency option contracts	$424	$16	$—
Foreign currency forward contracts	58	—	—
(1) Derivative assets are included in Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Derivative liabilities are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.
(3) In June 2023, the Company amended one interest rate swap, with a notional amount of $125 million, scheduled to mature in 2027 to 2024.

	December 31, 2022
(In millions)	Notional	Derivative Assets (1)	Derivative Liabilities (2)
Designated as hedges:
Cross-currency swap agreements	$1,337	$22	$13
Interest rate swaps	250	9	—
Not designated as hedges:
Foreign currency option contracts	$354	$—	$5
Foreign currency forward contracts	3	—	—
(1) Derivative assets are included in Other current assets and Other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Derivative liabilities are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2023 and December 31, 2022, the derivatives were classified as Level 2 within the fair value hierarchy.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges:
Cross-currency swap agreements	$36	$(3)	$1	$2	$(3)	$2
Derivatives designated as cash flow hedges:
Interest rate swaps	$1	$—	$—	$2	$—	$—
(1) Amounts reclassified to net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges:
Cross-currency swap agreements	$90	$—	$1	$136	$2	$3
Derivatives designated as cash flow hedges:
Interest rate swaps	$12	$—	$—	$11	$—	$—
(1) Amounts reclassified to net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2023	2022	2023	2022
Realized foreign currency contracts gain (loss)	$(3)	$10	$(9)	$19
Unrealized foreign currency contracts gain (loss)	8	(1)	12	14
Total foreign currency gain recognized in net income	$5	$9	$3	$33

6. Stockholders’ Equity

The following tables summarize the changes in AOCIL by component:

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCIL attributable to noncontrolling interest	AOCIL attributable to GXO
As of June 30, 2023	$(119)	$8	$(111)	$(1)	$(223)
Foreign currency translation loss	(98)	—	—	2	(96)
Unrealized gain on hedges, net of tax	27	—	—	—	27
Amounts reclassified from AOCIL to net income	2	—	1	—	3
Other comprehensive income (loss), net of tax	(69)	—	1	2	(66)
As of September 30, 2023	$(188)	$8	$(110)	$1	$(289)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCIL attributable to noncontrolling interest	AOCIL attributable to GXO
As of December 31, 2022	$(149)	$7	$(112)	$—	$(254)
Foreign currency translation loss	(41)	—	—	1	(40)
Unrealized gain on hedges, net of tax	1	1	—	—	2
Amounts reclassified from AOCIL to net income	1	—	2	—	3
Other comprehensive income (loss), net of tax	(39)	1	2	1	(35)
As of September 30, 2023	$(188)	$8	$(110)	$1	$(289)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCIL attributable to noncontrolling interest	AOCIL attributable to GXO
As of June 30, 2022	$(169)	$—	$(76)	$(1)	$(246)
Foreign currency translation loss	(111)	—	—	2	(109)
Unrealized gain on hedges, net of tax	69	9	—	—	78
Amounts reclassified from AOCIL to net income	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	(43)	9	—	2	(32)
As of September 30, 2022	$(212)	$9	$(76)	$1	$(278)

(In millions)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Defined Benefit Plan	Less: AOCIL attributable to noncontrolling interest	AOCIL attributable to GXO
As of December 31, 2021	$(53)	$—	$(76)	$(1)	$(130)
Foreign currency translation loss	(260)	—	—	4	(256)
Unrealized gain on hedges, net of tax	102	9	—	—	111
Amounts reclassified from AOCIL to net income	(5)	—	—	—	(5)
Other comprehensive income (loss), net of tax	(163)	9	—	4	(150)
Deconsolidation of variable interest entity	4	—	—	(2)	2
As of September 30, 2022	$(212)	$9	$(76)	$1	$(278)

7. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a retirement plan in the U.K. (the “U.K. Retirement Plan”). Components of the net periodic benefit cost recognized under the U.K. Retirement Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest cost	$(11)	$(5)	$(30)	$(16)
Expected return on plan assets	14	12	38	41
Amortization of net loss	(1)	—	(2)	—
Net periodic pension income (1)	$2	$7	$6	$25
(1) Net periodic pension income is recorded in Other income, net in the Condensed Consolidated Statements of Operations.

The Company also maintains defined benefit pension plans for some of its foreign subsidiaries that are excluded from the disclosure due to their immateriality.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. The Company’s contributions for the three months ended September 30, 2023 and 2022, were $15 million and $12 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $47 million and $40 million, respectively. Defined contribution costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

8. Restructuring Costs and Other

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition.

For the three months ended September 30, 2023, Restructuring costs and other totaled $7 million including $6 million related to severance charges, primarily from the exit of non-core businesses in Asia. For the nine months ended September 30, 2023, Restructuring costs and other totaled $31 million, including $24 million related to severance charges and $7 million related to non-cash impairment charges.

The following is a roll forward of the restructuring liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2022	$13
Charges incurred	24
Payments	(26)
Balance as of September 30, 2023	$11

The remaining restructuring liability at September 30, 2023 primarily relates to severance payments and is expected to be substantially paid within the next 12 months.

9. Income Taxes

The effective tax rate was 17.9% for the three months ended September 30, 2023, compared with 22.5% for the same period in 2022. The effective tax rate was 19.1% for the nine months ended September 30, 2023, compared with 24.7% for the same period in 2022. The decrease in our effective tax rate for the three months was primarily driven by a tax benefit related to return-to-provision true-up adjustments. The decrease in our effective tax rate for the nine months was primarily driven by a tax benefit related to valuation allowance release.

As of September 30, 2023 and December 31, 2022, the Company had valuation allowances of $36 million and $44 million on its deferred income tax asset, respectively.

10. Goodwill

The following table presents the changes in Goodwill for the nine months ended September 30, 2023:

(In millions)
Balance as of December 31, 2022	$2,728
Acquisition (1)	44
Impact of foreign exchange translation (2)	(38)
Balance as of September 30, 2023	$2,734
(1) Represents the finalization of the purchase price allocation for the Clipper acquisition. See Note 11 — Acquisition for additional information.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

As of September 30, 2023, and December 31, 2022, there were no accumulated goodwill impairment losses.

11. Acquisition

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). The Company acquired Clipper for $1,106 million, consisting of $902 million in cash and the issuance of 3,757,657 shares of GXO common stock with a value of $204 million.

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

13. Subsequent Events

Financial Instruments - Net Investment Hedges
In October 2023, the Company terminated a hedge with a notional amount of $115 million. Also, the Company amended a $235 million hedge to extend its maturity from 2024 to 2025. Additionally, the Company entered into various hedges for an aggregate notional amount of $313 million that will mature from 2025 to 2028.

Acquisition

On September 13, 2023, the Company entered into an Agreement and Plan of Merger to acquire PFSweb, Inc., a Delaware corporation headquartered in Irving, Texas (“PFS”), and on October 23, 2023, the Company completed its acquisition of PFS. PFS provides e-commerce order fulfillment services. The Company acquired the shares of PFSweb at a price per share of $7.50 in cash, totaling approximately $181 million.

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

We strive to provide all customers with consistent quality service and cutting-edge automation. We also collaborate with our largest customers on planning and forecasting and assist with network optimization, working with these customers to design or redesign their supply chains to meet specific goals, such as environmental, social and governance. Our multidisciplinary, consultative approach has led to many of our key customer relationships extending for years and expanding in scope.

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

Our business model is asset-light and historically resilient in cycles, with high returns, strong free cash flow and visibility into revenue and earnings. The vast majority of our contracts with customers are long-term in nature, and our warehouse lease arrangements generally align with contract length. The Company has both fixed-price contracts (closed book or hybrid contracts) and cost-plus contracts (open book contracts). Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover warehouse, technology and equipment costs, while the variable component is determined based on expected volumes and associated labor costs. Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit. Cost-plus contracts provide for the payment of allowable costs incurred during the performance of the contract plus a specified margin.

On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). Due to the Clipper Acquisition, comparisons in our results of operations between 2023 and 2022 are less meaningful.

Results of Operations

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

	Three Months Ended September 30,
(In millions)	2023	2022	$ Change	% Change
Revenue	$2,471	$2,287	$184	8%
Direct operating expense	2,012	1,885	127	7%
Selling, general and administrative expense	258	227	31	14%
Depreciation and amortization expense	101	89	12	13%
Transaction and integration costs	3	14	(11)	(79)%
Restructuring costs and other	7	—	7	n/m
Operating income	90	72	18	25%
Other income, net	7	17	(10)	(59)%
Interest expense, net	(14)	(6)	(8)	n/m
Income before income taxes	83	83	—	—%
Income tax expense	(15)	(19)	4	(21)%
Net income	$68	$64	$4	6%
n/m - not meaningful

Revenue for the three months ended September 30, 2023, increased by 8%, or $184 million, to $2.5 billion compared with $2.3 billion for the same period in 2022. The increase in 2023 compared to the prior period primarily reflects growth in our Continental Europe and United Kingdom and Ireland operations. Foreign currency movement increased revenue by $126 million for the three months ended September 30, 2023 compared with the prior period.

Direct operating expense is comprised of both fixed and variable expenses and consist of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the three months ended September 30, 2023, increased by 7%, or $127 million, to $2.0 billion compared with $1.9 billion for the same period in 2022. Direct operating expense increased primarily due to higher personnel and temporary labor expenses and higher facilities and equipment expense. As a percentage of revenue, direct operating expense for the three months ended September 30, 2023, was 81.4% compared with 82.4% for the same period in 2022.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the three months ended September 30, 2023, increased by 14%, or $31 million, to $258 million compared with $227 million for the same period in 2022. SG&A increased due to higher personnel costs, primarily for certain administrative functions, and higher bad debt expense.

Depreciation and amortization expense for the three months ended September 30, 2023 increased by $12 million to $101 million compared with $89 million for the same period in 2022. Amortization expense was $18 million and $21 million for the three months ended September 30, 2023 and 2022, respectively. The increase in depreciation and amortization expense was primarily related to increased depreciation expense due to the impact of prior capital investments associated with new contracts.

Transaction and integration costs for the three months ended September 30, 2023 were $3 million and primarily related to the acquisition of PFSweb, Inc. Transaction and integration costs for the three months ended September 30, 2022 were $14 million and primarily related to the Clipper Acquisition.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the three months ended September 30, 2023 was $7 million and primarily related to the exit of non-core businesses in Asia.

Other income, net decreased due to foreign currency movements and lower pension income. Other income, net was as follows:

	Three Months Ended September 30,
(In millions)	2023	2022	$ Change	% Change
Net periodic pension income	$2	$7	$(5)	(71)%
Foreign currency:
Realized foreign currency contracts gain (loss)	(3)	10	(13)	n/m
Unrealized foreign currency contracts gain (loss)	8	(1)	9	n/m
Foreign currency remeasurement gain	—	1	(1)	(100)%
Total foreign currency gain	5	10	(5)	(50)%
Other income, net	$7	$17	$(10)	(59)%
n/m - not meaningful

Interest expense, net increased primarily due to higher variable interest rates on our debt compared with the prior period. Interest expense, net was as follows:

	Three Months Ended September 30,
(In millions)	2023	2022	$ Change	% Change
Debt and capital leases	$25	$16	$9	56%
Cross-currency swaps	(9)	(9)	—	—%
Interest income	(2)	(1)	(1)	100%
Interest expense, net	$14	$6	$8	n/m
n/m - not meaningful

Income before income taxes for both the three months ended September 30, 2023 and 2022 was $83 million.

Income tax expense for the three months ended September 30, 2023 was $15 million compared with $19 million for the same period in 2022. Our effective tax rate was 17.9% for the three months ended September 30, 2023, compared with 22.5% for the same period in 2022. The change in our effective tax rate was primarily driven by a tax benefit related to return-to-provision true-up adjustments.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

	Nine months ended September 30,
(In millions)	2023	2022	$ Change	% Change
Revenue	$7,188	$6,526	$662	10%
Direct operating expense	5,875	5,408	467	9%
Selling, general and administrative expense	761	637	124	19%
Depreciation and amortization expense	268	242	26	11%
Transaction and integration costs	22	57	(35)	(61)%
Restructuring costs and other	31	14	17	n/m
Operating income	231	168	63	38%
Other income, net	8	56	(48)	(86)%
Interest expense, net	(41)	(19)	(22)	n/m
Income before income taxes	198	205	(7)	(3)%
Income tax expense	(38)	(51)	13	(25)%
Net income	$160	$154	$6	4%
n/m - not meaningful

Revenue for the nine months ended September 30, 2023 increased by 10%, or $662 million, to $7.2 billion compared with $6.5 billion for the same period in 2022. The increase primarily reflects an increase of $378 million from the Clipper Acquisition for the periods that were not comparable and growth in our Continental Europe operations. Foreign currency movement increased revenue by $43 million for the nine months ended September 30, 2023 compared with the prior period.

Direct operating expense is comprised of both fixed and variable expenses and consist of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the nine months ended September 30, 2023 increased by 9%, or $467 million, to $5.9 billion compared with $5.4 billion for the same period in 2022. Direct operating expense increased primarily due to the Clipper Acquisition, as well as higher personnel and temporary labor expenses and higher facilities and equipment expense. As a percentage of revenue, direct operating expense for the nine months ended September 30, 2023, was 81.7% compared with 82.9% for the same period in 2022.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the nine months ended September 30, 2023, increased by 19%, or $124 million, to $761 million compared with $637 million for the same period in 2022. SG&A increased primarily due to the Clipper Acquisition and higher personnel costs, primarily for certain administrative functions, and higher bad debt expense.

Depreciation and amortization expense for the nine months ended September 30, 2023 increased by $26 million to $268 million compared with $242 million for the same period in 2022. Amortization expense was $54 million and $48 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the Clipper Acquisition.

Transaction and integration costs for the nine months ended September 30, 2023 were $22 million compared with $57 million for the same period in 2022. Transaction and integration costs for the nine months ended September 30, 2023 and 2022, primarily related to the Clipper Acquisition.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the nine months ended September 30, 2023 was $31 million and included severance charges of

$24 million and impairment charges of $7 million due to closing certain corporate and administrative offices and the exit of non-core businesses in Asia. For the nine months ended September 30, 2022, Restructuring costs and other was $14 million and included severance charges of $6 million and $8 million related to the deconsolidation of a joint venture.

Other income, net decreased due to foreign currency movements and lower pension income. Other income, net was as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change	% Change
Net periodic pension income	$6	$25	$(19)	(76)%
Foreign currency:
Realized foreign currency contracts gain (loss)	(9)	19	(28)	n/m
Unrealized foreign currency contracts gain	12	14	(2)	(14)%
Foreign currency remeasurement loss	(1)	(2)	1	(50)%
Total foreign currency gain	2	31	(29)	(94)%
Other income, net	$8	$56	$(48)	(86)%
n/m - not meaningful

Interest expense, net increased primarily due to debt incurred for the Clipper Acquisition and higher variable interest rates on our debt compared with the prior period, partially offset by higher gains on cross-currency swaps in the current period. Interest expense, net was as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change	% Change
Debt and capital leases	$72	$37	$35	95%
Cross-currency swaps	(25)	(16)	(9)	56%
Interest income	(6)	(2)	(4)	n/m
Interest expense, net	$41	$19	$22	n/m
n/m - not meaningful

Income before income taxes for the nine months ended September 30, 2023, decreased to $198 million compared with $205 million for the same period in 2022. The decrease was due to lower Other income, net and higher interest expense, partially offset by higher operating income.

Income tax expense for the nine months ended September 30, 2023 was $38 million compared with $51 million for the same period in 2022. Our effective tax rate was 19.1% for the nine months ended September 30, 2023, compared with 24.7% for the same period in 2022. The change in our effective tax rate was primarily driven by a tax benefit related to a valuation allowance release.

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

As of September 30, 2023, we held cash and cash equivalents of $473 million and we had $799 million of borrowing capacity available, net of letters of credit under our Revolving Credit Facility.

We continually evaluate our liquidity requirements and capital structure in consideration of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.

Factoring Programs

We sell certain of our trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Receivables sold in period	$288	$259	$820	$716
Cash consideration	286	258	815	714
Net cash provided by operating cash flows (1)	27	18	27	16
(1) The nine months ended September 30, 2022, includes $134 million of cash provided by factoring program, reduced by $118 million of cash used in the securitization program that was terminated in the first quarter of 2022.

Covenants and Compliance

The covenants in the unsecured notes, term loans and revolving credit facilities, which are customary for financings of this type, limit our ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require us to maintain a consolidated leverage ratio below a specified maximum.

As of September 30, 2023, we were in compliance with the covenants contained in our debt and financing arrangements.

Financial Condition

The following table summarizes our asset and liability balances:

(In millions)	September 30, 2023	December 31, 2022	$ Change	% Change
Current assets	$2,466	$2,428	$38	2%
Long-term assets	6,625	6,791	(166)	(2)%
Total Assets	$9,091	$9,219	$(128)	(1)%
Current liabilities	$2,434	$2,532	$(98)	(4)%
Long-term liabilities	3,840	4,009	(169)	(4)%
Total Liabilities	$6,274	$6,541	$(267)	(4)%

The decrease in total assets from December 31, 2022 to September 30, 2023 reflects a decrease in long-term assets primarily due to depreciation and amortization of property and equipment, operating leases and intangible assets.

The decrease in total liabilities from December 31, 2022 to September 30, 2023 primarily reflects the decrease in accounts payable due to the timing of payments and the early repayment of our $115 million two-year term loan.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$343	$316	$27	9%
Net cash used in investing activities	(192)	(1,056)	864	(82)%
Net cash provided by (used in) financing activities	(170)	863	(1,033)	n/m
Effect of exchange rates on cash, restricted cash and cash equivalents	(2)	(22)	20	(91)%
Net (decrease) increase in cash, restricted cash and cash equivalents	$(21)	$101	$(122)	(121)%

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2023 increased by $27 million compared with the same period in 2022 due to increase in cash generated from net income adjusted for non-cash charges.

Investing Activities

Investing activities used $192 million of cash for the nine months ended September 30, 2023, compared with $1.1 billion used for the same period of 2022. During the nine months ended September 30, 2023, we used $205 million of cash to purchase property and equipment and received $13 million of cash from sales of property and equipment. During the nine months ended September 30, 2022, we used $874 million, net of cash received, to fund the Clipper Acquisition, used $239 million of cash to purchase property and equipment, received $26 million in proceeds from cross-currency swap agreements, excluding accrued interest, and received $22 million of cash from sales of property and equipment.

Financing Activities

Financing activities used $170 million of cash for the nine months ended September 30, 2023, including $139 million used to repay debt, $24 million to repay finance lease obligations and $7 million in payments for employee taxes on stock-based compensation awards. Financing activities generated $863 million of cash for the nine months ended September 30, 2022, including $898 million in proceeds from long-term debt, partially offset by $23 million to repay finance lease obligations and $12 million in payments for employee taxes on stock-based compensation awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2023, the Company’s contractual obligations had not materially changed compared with December 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements due primarily to variable rate long-term debt obligations and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the nine months ended September 30, 2023, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2023 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of Clipper Logistics plc, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 — Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022.

ITEM 5. OTHER INFORMATION

Compensatory Arrangements of the Former Chief Human Resources Officer

As previously disclosed, Maryclaire Hammond ceased service as the Chief Human Resources Officer of the Company on November 3, 2023, and will separate from employment with the Company on December 31, 2023. In exchange for certain separation benefits, on November 7, 2023 Ms. Hammond entered into a settlement agreement with GXO Logistics UK Limited releasing legal claims and reaffirming her obligations under her Service Agreement with GXO Logistics UK Limited, dated May 14, 2021. Pursuant to the settlement agreement, Ms. Hammond will receive (1) 12 months of pay in lieu of notice, consisting of base salary, employer pension contributions and car allowance, as well as 12 months of continued health benefits, (2) an annual incentive bonus for 2023, calculated at the higher of actual performance or target, and an ex gratia payment equal to £278,175, payable in April 2025, (3) vesting of a portion of her unvested equity compensation awards, and (4) certain ancillary benefits, including reimbursement of legal fees in connection with the settlement agreement, outplacement services for up to 12 months, and global tax support for a transition period. This description is qualified in its entirety by reference to the full text of the settlement agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Settlement Agreement, dated as of November 7, 2023, by and between GXO Logistics UK Limited and Maryclaire Hammond.
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

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

GXO Logistics, Inc.

Date: November 8, 2023	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)