Form 10-K
period 2023-12-31
GXO Logistics, Inc.
filed 2024-02-15
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7.3 billion as of June 30, 2023, based upon the closing price of the common stock on that date.

As of February 12, 2024, there were 119,262,270 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

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

Part I

Item 1. Business.

Company Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company,” “our” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in an industry propelled by strong secular tailwinds. We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. As of December 31, 2023, our 131,000 team members operated in 974 facilities worldwide totaling 199 million square feet of space, primarily on behalf of large corporations that have outsourced their warehousing, distribution and other related activities to us.

Our revenue is diversified among over one thousand customers, including many multinational corporations, across numerous verticals. Our customers rely on us to move their goods, with high efficiency, through their supply chains — from the moment goods arrive at our warehouses through fulfillment and distribution, and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

GXO became a standalone publicly traded company on August 2, 2021, when GXO completed its separation (the “Separation”) from XPO, Inc. (“XPO”) and began regular-way trading on the New York Stock Exchange under the ticker symbol “GXO.” GXO was incorporated as a Delaware corporation in February 2021.

Our Strategy

We design and operate the most advanced warehouse solutions in the world. Our strategy is to help our customers manage their warehouse needs for optimal efficiency, using our network of people, technology and other physical assets. We deliver value to customers in the form of technological innovations, process efficiencies, cost efficiencies and reliable outcomes. Our services are highly responsive to customer goals, such as increasing visibility in the supply chain, decreasing fulfillment times and mitigating environmental impacts, while being proactive in identifying potential improvements.

GXO creates short- and long-term value for customers and shareholders through our unique combination of technology, scale and expertise. Our strategy addresses growth and optimization by focusing on core verticals that demonstrate enduring demand over time and where we already have a deep presence. We expect to attract new customers and expand the services we provide to existing customers through new projects, thus earning more of their logistics spend. We integrate best practices to drive productivity, with a focus on automation and other levers of profitable growth.

To aid in executing our strategy, we have instilled a culture that focuses on delivering mutually beneficial results for our customers and our company with the highest legal and ethical standards and clear policies and practices to support compliance throughout our organization.

Technology and Intellectual Property

Contract logistics is becoming more and more complex, as changing consumer expectations and preferences continue to drive a need for faster delivery times, higher levels of returned inventory and better visibility throughout the supply chain. Traditional warehousing solutions are no longer sufficient to fill these needs. The industry needs scaled technology players, like GXO, to deliver these complex solutions.

Technology is a core competitive advantage for GXO and fundamental to how we win and retain business. GXO was an early adopter of technology, and more than 30% of our warehouses are technology-enabled compared to the industry average of approximately 10%. Technology enables us to add value to our customers’ end-to-end operations in terms of cost, efficiency, accuracy and environmental impact. Investments in cutting-edge technology are a major growth driver for our business.

Our highly scalable warehouse management platform is built on the cloud to speed the deployment of new ways to increase efficiency and leverage our footprint. In a relatively short time, we can implement innovations across multiple geographies or take an innovation developed for one vertical and apply it to other verticals to enhance the value we offer our customers.

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

Intelligent Warehouse Automation

Our intelligent warehouse automation includes deployments of autonomous robots and collaborative robots (“cobots”), automated sortation systems, automated guided vehicles, goods-to-person systems and wearable devices — these are all effective ways to deliver critical improvements in speed, accuracy and productivity. Importantly, automation also enhances safety and the overall quality of employment. Our warehouse management system creates a synchronized environment across automation platforms to control these technologies holistically, providing an integrated solution.

We have found that autonomous goods-to-person systems and cobots, which assist workers with the inventory picking process, can improve labor productivity. Stationary robot arms can repeat demanding tasks with greater precision than is possible manually. Robots are particularly valuable in markets with labor shortages and where wage inflation can erode customer margins.

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

Predictive Analytics

Our predictive analytics add significant value for customers, particularly in e-commerce and omnichannel retail, where seasonality drives high volumes through outbound and inbound logistics processes. For example, up to 30% of consumer goods bought online are returned, and this creates increased volumes at certain times of the year. We have developed analytics that predict surges in demand using a combination of historical data and customer forecasting.

As an industry leader that invests substantially in technology, we have access to an immense amount of data, as well as the analytical processing capabilities to capitalize on that data by incorporating our learnings into customer solutions. We believe our ability to process and act upon data is a key competitive advantage and differentiator.

Customers and Markets

We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services. We provide services to customers globally, including Fortune 100 companies in the U.S., Fortune Global 500 companies in the world, European multinational market leaders and other renowned global brands. The customers we serve are primarily in North America and Europe and operate in every major industry. The diversification of our customer base reduces concentration risk. In 2023, our top five customers combined accounted for approximately 17% of our total revenue, and no customer represented more than 4%.

Our revenue is highly diversified due to our expertise across multiple verticals, reflecting our customers’ principal industry sectors. In 2023, 42% of our revenue was from Omnichannel retail, 15% from Technology and consumer electronics, 14% from Food and beverage, 11% from Industrial and manufacturing, 11% from Consumer packaged goods, and 7% from other industries, with the vast majority of our revenue generated in the United Kingdom, the United States, the Netherlands, France, Spain and Italy.

Seasonality

During the fourth quarter, our business benefits from strong positioning in the e-commerce sector, where demand is characterized by surges in activity associated with the holiday season. Our revenue and profitability are typically lower in the first quarter of the calendar year relative to other quarters. This is due in part to seasonality, namely the post-holiday reduction in demand experienced by many of our customers, which leads to less use of the logistics services we provide.

Competition

We operate in a highly competitive global industry with a highly fragmented marketplace where thousands of companies compete domestically and internationally. We compete based on our ability to deliver quality service, reliability, scope and scale of operations, technological capabilities, expertise and pricing.

Our competitors include local, regional, national and international companies that offer services similar to those we provide. Our competitors include CEVA, DHL, DSV, GEODIS, ID Logistics, Kuehne + Nagel and Ryder. Due to the competitive nature of our marketplace, we strive daily to strengthen and expand existing business relationships and forge new relationships.

Government Regulations

Our operations are regulated and licensed by various governmental agencies in the U.S. at the local, state, and federal levels and in other countries where we conduct business. These regulations impact us directly and indirectly when they regulate third parties with which we arrange or contract services. In addition, we are subject to a variety of other U.S. and foreign laws and regulations, including, but not limited to, the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption statutes.

Environmental Sustainability

Environmental sustainability is a key pillar of our Environmental, Social, and Governance (“ESG”) strategy. We are partnering with customers around the globe to help them achieve their environmental goals while we innovate to reduce our impact. For many of our customers, the logistics component of their supply chain accounts for a sizeable portion of their greenhouse gas (“GHG”) emissions and waste footprint. We collaborate with customers to create action plans that reduce emissions related to their supply chains through technology-enabled solutions.

Our environmental sustainability strategy is designed to be applicable globally while also compliant with local environmental regulations. Throughout our business, GXO has identified GHG emissions and waste associated with operations as our greatest opportunities to reduce our environmental impact. In 2021, we established environmental targets to track and prioritize our reduction of Scopes 1 and 2 GHG emissions and increase waste diversion rates globally. Part of our environmental strategy focuses on improving the energy efficiency of our buildings. We have a global initiative to replace our warehouse lighting with LED and are developing our strategy to increase the amount of renewable electricity used in our buildings.

In 2023, we began an exercise to quantify our full carbon footprint, including our Scope 3 emissions. We anticipate the results of this exercise in the first half of 2024.

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

Employee Profile

As of December 31, 2023, we operated in 27 countries with approximately 131,000 team members (comprising approximately 87,000 full-time and part-time employees and 44,000 temporary workers engaged through third-party agencies). Our workforce is located: 47% in the United Kingdom, 25% in Europe (excluding the United Kingdom), 25% in North America and 3% in Latin America and Asia combined. The majority of our employees in Europe and the United Kingdom were covered by collective bargaining agreements, while none of our employees in North America were covered by collective bargaining agreements. As of December 31, 2023, approximately 36% of our global workforce were women, and 66% of our workforce in the U.S. were ethnic minorities.

We have made and continue to make significant investments in the safety, well-being and satisfaction of our employees in numerous areas, including diversity, inclusion and belonging; health and safety; talent development and engagement; and expansive total rewards.

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

Talent Development and Engagement

Our employees are critically important to our ability to provide best-in-class service. We ask our employees for feedback through engagement surveys, roundtables and town halls. We use periodic engagement surveys to gauge our progress and assess satisfaction. In this way, our employees help drive the continuous improvement of our business. We seek to identify top talent in all aspects of the recruitment process and we emphasize training and development supported by our own online GXO University.

We tailor our recruitment efforts by geography and job function, using an array of channels to ensure a diverse candidate pool. Our talent development infrastructure provides resources to employees who aspire to grow throughout their careers, such as tailored skills development, training and mentoring. In addition, we maintain a robust pipeline of future operations leaders by using structured sponsorships and additional learning techniques to develop internal candidates who demonstrate high potential to advance from supervisory roles into site leader positions. Our programs also retain top talent by defining personalized development paths and attract new talent by differentiating GXO as an employer of choice.

Expansive Total Rewards

We offer a competitive compensation package to help attract and retain outstanding talent. We offer competitive wages and a comprehensive suite of benefits to all employees to maintain our position as an employer of choice in the talent marketplace. A number of the benefits we offer were introduced in response to employee feedback — in the U.S., examples include our pregnancy care policy, family bonding policy, tuition reimbursement program for continuing education, and benefits such as diabetes management, supplemental insurance and short-term loans. In Europe, the benefits offered vary by country and are tailored to the needs of the local markets. Examples include comprehensive healthcare and risk insurance, employee assistance programs covering mental, physical and financial well-being, pension plans, profit sharing and local and global bonuses structured to offer competitive pay in each country.

Information About Our Executive Officers

The following information relates to our current executive officers:

Name	Age	Position
Malcolm Wilson	65	Chief Executive Officer
Baris Oran	50	Chief Financial Officer
Karlis Kirsis	44	Chief Legal Officer
Elizabeth Fogarty	54	Chief Communications Officer
Richard Cawston	50	Chief Revenue Officer

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

Elizabeth Fogarty has served as Chief Communications Officer since September 2021. Prior to her time with GXO, Ms. Fogarty was employed by Citi as the Managing Director and Head of Global Consumer Banking Public Affairs from October 2013 to September 2021 and before that as the Director of Corporate Communications and Vice President of Global Public Affairs.

Richard Cawston has served as Chief Revenue Officer and President of Europe since December 2023, after serving as President of Europe for GXO since August 2021 and President of XPO Logistics Europe – Supply Chain since September 2017. He joined XPO in 2015 through XPO’s acquisition of Norbert Dentressangle, where he was Managing Director of the logistics division in the United Kingdom and Ireland.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Reports filed with the SEC can be viewed at http://www.sec.gov and on our corporate website at www.gxo.com. Materials are available online as soon as reasonably practicable after we electronically submit them to the SEC. Further materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors, are also available on the investors section of our website.

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

Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, develop and retain a large number of hourly employees while controlling labor costs. Many of our long-term customer contracts are fixed-price arrangements that limit our ability to pass on to our customers increases in labor costs due to low unemployment, increases in government unemployment benefits, competitive pressures, union activity or changes in federal or state minimum wage or overtime laws and any such increases in labor costs could adversely affect our business, results of operations, cash flows and financial condition.

Additionally, our operations are subject to various employment-related laws and regulations, which govern matters such as minimum wages, union organizing rights, the classification of employees and independent contractors, family and medical leave, overtime pay, compensable time, recordkeeping and other working conditions and a variety of similar laws that govern these and other employment-related matters. Any changes to employment-related laws and regulations, including increased minimum wages or the expansion of union organization rights, could result in increased labor costs that could adversely affect our business, results of operations, cash flows and financial condition.

Labor represents a significant portion of our operating expenses, thus, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant fines and lawsuits and could adversely affect our business, results of operations, cash flows and financial condition. We are currently subject to employment-related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

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

Our ability to meet customer demands and expectations, especially during periods of peak volume, is substantially dependent on our ability to recruit and retain qualified temporary part-time and full-time workers. Increased demand for temporary workers, low unemployment or changes in federal or state minimum wage laws may increase the costs of temporary labor, and any such increases in labor costs could adversely affect our business, results of operations, cash flows and financial condition. In addition, the COVID-19 pandemic and resulting actions, as well as other macro-economic headwinds such as inflation and supply change disruptions increased the potential for labor shortages and heightened levels of employee turnover. Therefore, our inability to recruit a qualified temporary workforce may result in our inability to meet our customers’ performance targets.

Our past acquisitions, as well as any acquisitions that we may complete in the future, may be unsuccessful or result in other risks or developments that adversely affect our financial condition and results.

While we intend for our acquisitions to improve our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues may arise in connection with, or as a result of, the acquisition of an existing company, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired businesses, possible management distractions or the inability of the acquired business to achieve the levels of revenue, income, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all the risks that could arise as a result of our acquisitions.

If the performance of an acquired business varies from our projections or assumptions or if estimates about the future profitability of an acquired business change, our revenues, earnings or other aspects of our financial condition could be adversely affected. We may also experience difficulties in connection with integrating any acquired companies into our existing businesses and operations, including our existing infrastructure and information technology systems. The infrastructure and information technology systems of acquired companies could present issues that we were unable to identify prior to the acquisition and could adversely affect our financial condition and results. We have experienced challenges of this nature relating to the infrastructure and systems of certain companies that we have acquired. Also, we may not realize all of the synergies we anticipate from past and potential future acquisitions. Among the synergies that we currently expect to realize are cross-selling opportunities to our existing customers, as well as network and operational efficiencies. Variances from these or other assumptions or expectations could adversely affect our financial condition and results of operations.

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

The services we provide outside the U.S. are subject to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax rules and policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, issues related to compliance with anti-corruption laws, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, data protection, trade compliance and intellectual property laws of countries that do not protect our rights relating to our intellectual property, including our proprietary information systems, to the same extent as U.S. laws. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region. In addition, as we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.

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

National and regional differences in monetary policy may cause the value of the non-USD currencies to fluctuate against the USD. Currency volatility contributes to variations in our revenue and expenses in foreign currency jurisdictions. Accordingly, fluctuations in currency exchange rates could adversely affect our business and financial condition.

Our inability to successfully manage the costs and operational difficulties of adding new customers and business may negatively affect our financial condition and operations.

Establishing new customer relationships or adding operational sites for existing customers requires a significant amount of time, operational focus and capital. Although we typically partner with our new customers to ensure that onboarding is smooth, our inability to integrate new customers or operational sites into our technology systems or recruit additional employees to manage new customer relationships or the incurrence of higher than anticipated costs to onboard new customers may negatively affect our financial condition or operations.

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

The contractual terms between us and our customers could expose us to penalties and other costs in the event we do not meet the contractually prescribed performance levels.

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

Damage to our reputation through unfavorable publicity or the actions of our employees or temporary workers could adversely affect our financial condition.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service issues, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as LinkedIn, X (formerly Twitter), Facebook, Instagram and YouTube, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

We face risks associated with the handling of customer inventory.

Under some of our agreements, we maintain the inventory of our customers, some of which may be significant in value. Our failure to properly handle and safeguard such inventory exposes us to potential claims and expenses as well as harm to our business and reputation.

Risks Related to Our Use of Technology

Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including the systems of any businesses that we acquire.

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

Our technology may not be successful or may not achieve the desired results, and we may require additional training or different personnel to successfully implement this technology. Our technology development process may be subject to cost overruns or delays in obtaining the expected results, which may result in disruptions to our operations. Technology and new market entrants may also disrupt the way we and our competitors operate.

If we fail to successfully implement critical technology, if our technology does not provide the anticipated benefits or it does not meet market demands, we may be placed at a competitive disadvantage and could lose customers, materially adversely impacting our financial condition and results of operations.

A failure of our information technology infrastructure or a breach of our information systems, networks or processes may have a material adverse effect on our business.

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

We may also be subject to cyberattacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyberattack could result in service interruptions, operational difficulties, loss of revenues or market share, liabilities to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. In addition, recently, regulatory and enforcement focus on data protection has heightened in the U.S. and abroad, particularly in the European Union (“EU”), and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, its reputation, results of operations and financial condition.

Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.

We use both internally developed and purchased technologies in conducting our business. It is possible that users of these technologies, whether internally developed or purchased, could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third party for the infringement of intellectual property rights, a settlement or adverse judgment against us could result in increased costs to license the technology or a legal prohibition against continued use of the technology. Thus, our failure to obtain, maintain or enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We rely on a combination of intellectual property rights, including patents, copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties; or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Efforts to enforce our intellectual property rights may be time-consuming and costly, distract management’s attention, divert our resources in other ways and ultimately be unsuccessful. Moreover, should we fail to develop and properly manage future intellectual property, this could adversely affect our market positions and business opportunities.

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

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could materially and adversely affect our financial position and results of operations. Further, failure to comply with the covenants under our indebtedness may have a material adverse impact on our operations. If we fail to comply with any of the covenants under our debt obligations and are unable to obtain a waiver or amendment, such failure may result in an event of default under our indebtedness. We may not have sufficient liquidity to repay or refinance our indebtedness if such indebtedness were accelerated upon an event of default. We may also incur additional indebtedness in the future.

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

In Europe, our business activities rely on a large amount of labor, including a number of workers who are affiliated with trade unions and other staff representative institutions. A deteriorating economic environment may result in tensions in industrial relations, which may lead to industrial action within our European operations which could have a direct impact on our business operations. Generally, any deterioration in industrial relations in our European operations, such as general strike activities or other material labor disputes, could have an adverse effect on our revenues, earnings and financial position.

Although our workforce in the U.S. is not unionized, labor unions have, from time to time, attempted to organize our employees. Successful unionization of our employees or organizing efforts could lead to business interruptions, work stoppages and the reduction of service levels due to work rules and could have an adverse effect on our customer relationships and our revenues, earnings and financial position.

Any failure to properly manage our temporary workers could have a material adverse impact on our revenues, earnings and financial position.

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

The nature of our business exposes us to the potential for various types of claims and litigation. We are subject to claims and litigation related to our customer contracts and relationships, labor and employment, personal injury, vehicular accidents, cargo and other property damage, business practices, environmental liability and other matters, including claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in liability claims or workers’ compensation claims, the unfavorable resolution of claims or our failure to recover, in full or in part, under indemnity provisions could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could affect our earnings.

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

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. During 2023, the OECD issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. The Company regularly monitors developments in its jurisdictions and considers the impact of the tax-related proposals as they arise.

We are subject to regulations, which could negatively impact our business.

Our operations are regulated and licensed by various governmental agencies at the local, state and federal levels in the U.S. and in the foreign countries where we operate. These regulatory agencies have authority and oversight of domestic and international activities. Our subsidiaries must also comply with applicable regulations and requirements of various agencies.

The regulatory landscape in which we operate is constantly evolving and subject to significant change, including as a result of evolving political and social pressures. Future laws, regulations and regulatory reforms may be more stringent and may require changes to our operating practices that influence the demand for our services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our business. If higher costs are incurred by us as a result of future changes in regulations, this could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.

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

Economic recessions and other factors, such as heightened geopolitical tensions or conflict, that reduce consumer spending, both in North America and Europe, could have a material adverse impact on our business.

Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles and changes in customers’ business practices. Our customers experience cyclical fluctuations in demand for their products due to economic recessions, which reduces the demand for our services and could adversely affect our business, results of operations, cash flows and financial condition. The ramifications of any period of heightened geopolitical tensions or conflicts, including increased international trade sanctions, may negatively impact regional and global economic markets, including where we operate, may cause supply chain disruptions and may increase costs for labor, transportation and energy. Any period of heightened geopolitical tensions or conflict can increase financial market volatility and could negatively affect our ability to raise additional capital when required. While we do not conduct business in Russia, the conflict and its effects could adversely affect our business, results of operations, cash flows and financial condition.

Risks Related to Environmental, Social and Governance

Compliance with environmental laws and regulations could result in significant costs that adversely affect our consolidated results of operations.

Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. For example, certain jurisdictions including the State of California enacted legislation requiring certain companies to disclose GHG emissions and climate-related financial risk information. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

Our ability to achieve our ESG goals is subject to risks, many of which are outside our control, and our reputation could be harmed if we fail to meet such goals.

Our ability to achieve our ESG goals, including our goal to achieve 30% reduction in Greenhouse Gas (“GHG”) emissions by 2030, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks and may be dependent on the actions of suppliers and other third parties, all of which are outside our control. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, our reputation could be negatively impacted. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. If the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

Risks Related to the Separation

If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify XPO for material amounts of taxes and other related amounts pursuant to indemnification obligations under the Tax Matters Agreement by and between XPO and GXO (the “TMA”).

In connection with the Separation, XPO received an opinion from outside counsel regarding the qualification of certain elements of the Separation under Section 355 of the Internal Revenue Code (the “Code”). The opinion of counsel was based upon and relies on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO. Notwithstanding the receipt of the opinion of counsel, the U.S. Internal Revenue Service (the “IRS”) could determine that the Separation and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated.

If the Separation, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, XPO would recognize taxable gain as if it had sold the GXO common stock in a taxable sale for its fair market value, and XPO stockholders who receive such GXO shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

In addition, as part of and before the Separation, XPO and its subsidiaries completed an internal reorganization, and XPO, GXO and their respective subsidiaries incurred certain tax costs in connection with the internal reorganization, including non-U.S. tax costs resulting from transactions in non-U.S. jurisdictions, which may be material. With respect to certain transactions undertaken as part of the internal reorganization, XPO obtained opinions of external tax advisors regarding the tax treatment of such transactions. If any of these representations or statements is, or becomes, inaccurate or incomplete, or if XPO, GXO or their respective subsidiaries do not fulfill or otherwise comply with any such undertakings or covenants, such opinions may be invalid or the conclusions reached therein could be jeopardized. Further, notwithstanding receipt of any such tax opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the conclusions reached in the relevant tax opinions. In the event the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, XPO, GXO and their subsidiaries could be subject to significant tax liabilities.

Risks Related to Our Common Stock

Any stockholder’s percentage of ownership in GXO may be diluted in the future at any given time.

In the future, existing holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock after the Separation as a result of the conversion of their XPO stock-based awards. In addition, the compensation committee of our board of directors has granted and is likely to continue to grant additional stock-based awards to our employees under our employee benefits plans. Such awards will have a dilutive effect on the number of GXO shares outstanding and therefore on our earnings per share, which could adversely affect the market price of our common stock.

Certain provisions in GXO’s amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of GXO, which could decrease the trading price of GXO’s common stock.

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

In addition, we are subject to Section 203 of the Delaware General Corporate Law (the “DGCL”), which could have the effect of delaying or preventing a change of control. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates become the holder of more than 15% of the corporation’s outstanding voting stock.
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

Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of GXO, any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director or officer of GXO to GXO or to GXO stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against GXO or any current or former director or officer of GXO arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, any action asserting a claim relating to or involving GXO governed by the internal affairs doctrine or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws, including the Securities Act and the Exchange Act, although GXO stockholders will not be deemed to have waived GXO’s compliance with the federal securities laws and the rules and regulations thereunder.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with GXO or our directors or officers, which may discourage such lawsuits against GXO or our directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe that cybersecurity is fundamental to how we operate and as such we focus on defining and managing our cybersecurity risk. With the ever-changing cybersecurity landscape and continual emergence of new threats, our Board of Directors, Audit Committee and senior management team ensure that significant resources are devoted to cybersecurity risk management and the technologies, processes and people that support it. We have an Enterprise Risk Management Committee, comprising senior leaders from key functions, and a Cybersecurity Risk Committee which utilize the National Institute of Standards and Technology (“NIST”) framework to ensure that these risks are clearly and effectively categorized and treated.

We utilize comprehensive and widespread information sources and services (including third-party threat intelligence) to understand the threat landscape faced by the Company and design our protective controls accordingly using a defense-in-depth approach. The layers of these defenses are aligned to the NIST framework; Identify, Protect, Detect, Respond and Recover. The Enterprise Risk Management Committee and Cybersecurity Risk Management Committee meet regularly to consider any change to risk levels and ensure that the Company’s cybersecurity controls remain commensurate to those risk levels.

The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our cybersecurity program and reporting on related matters to our Board of Directors. The CISO has over a decade of experience leading cybersecurity functions and over two decades in cybersecurity. The CISO leads a global team of highly trained experts covering all major cybersecurity functions including Technical Engineering and Architecture, Governance Risk and Compliance, Security Operations and Incident Response, Threat and Vulnerability Management and Security Awareness. The technologies, policies and processes associated with these functions are tested by third parties at least annually to ensure continued effectiveness and identify any opportunities for improvement. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors and intellectual property.

A full suite of cybersecurity policies exists and is applicable to all employees globally. These policies are reviewed annually and approved by relevant senior leaders. All Company employees are required to complete cybersecurity training annually, with quarterly “refreshers” throughout the year.

We invest in our cybersecurity defenses and have implemented multiple layers of protection against all known critical threats. We have high levels of compliance to protective controls on our technical estate, robust perimeter defenses, industry-leading filtering and analysis of web and email traffic, widespread multi-factor authentication, continuous training of our employees through educational material or simulation (e.g., phishing) and 24/7 monitoring of the IT estate. We have our own “red team” that is always searching our own environment for signs of vulnerability and have a well-defined Cyber Incident Response Plan (“CIRP”) that is performed as a table-top exercise at least annually. A range of dashboards has been designed for use by the cybersecurity management team to monitor the day-to-day performance of the cybersecurity defenses and immediately remediate any sign of concern.

All third-party vendors utilized by GXO undergo a cybersecurity assessment at the time of engagement. This assessment scrutinizes the third party’s cybersecurity maturity to ascertain the level of risk the third party may present to the systems and data of GXO and its customers.

Our Audit Committee and our Board of Directors actively participate in discussions with management and among themselves regarding cybersecurity risks. In addition, our Board receives regular cybersecurity reports, which include a review of key performance and risk indicators, test results and related remediation and recent threats and how the Company is managing those threats.

Despite the continuous risk faced by the Company, we have suffered no incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, nor have we had any widespread intrusion or incident. Notwithstanding the exhaustive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations and financial condition. While GXO maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

As of December 31, 2023, we operated in 974 facilities, including corporate offices, of which 359 facilities are owned or leased by our customers. We lease our global headquarters in Greenwich, Connecticut and our executive office in London, England. We believe that our facilities are sufficient for our current needs. In the aggregate, we occupied 199 million square feet in our locations.

	Facilities				Square Footage
Locations	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
					(in millions)
United States	199	—	112	311	48	—	30	78
United Kingdom	172	2	129	303	18	1	23	42
Europe (2)	192	—	100	292	42	—	31	73
Other (3)	50	—	18	68	5	—	1	6
Total	613	2	359	974	113	1	85	199
(1) Locations owned or leased by our customers.
(2) Excludes the United Kingdom.
(3) Locations are primarily in Asia and Latin America.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 17. “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GXO.” On February 12, 2024, there were approximately 83 record holders of our common stock.

We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Stock Performance Graph

GXO became a standalone publicly traded company on August 2, 2021, and our common stock began regular-way trading. The following graph sets forth the cumulative total stockholder return to GXO’s stockholders for the period beginning August 2, 2021, through December 31, 2023, as well as the corresponding returns on the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index.

The stock performance assumes $100 was invested on August 2, 2021, in our common stock, the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index, including reinvestment of dividends through December 31, 2023.

	8/2/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23
GXO	$100.00	$144.01	$68.61	$67.69	$99.60	$96.97
S&P 400 MidCap Index	100.00	105.57	84.28	90.28	97.41	103.33
S&P 500 Technology Index	100.00	113.85	82.83	80.94	114.99	126.59
S&P 500 Transportation Index	100.00	110.27	89.94	88.61	97.43	97.57

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

Also, the following discussion and analysis of our financial condition and results of operations generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 financial condition and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company,” “our” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in the industry. We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment goods arrive at our warehouses through fulfillment and distribution, and the management of returned products. Our customer base includes many blue-chip leaders in sectors that demonstrate high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

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

The most dramatic growth in demand in recent years has been in e-commerce and related sectors, including omnichannel retail and other direct-to-consumer channels. We expect to attract new customers and expand the services we provide to existing customers through new projects, thus earning more of their logistics spending. We use technology to manage advanced automation, labor productivity, sustainability, safety and the complex flow of goods within sophisticated warehouse environments.

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

Basis of Presentation

On August 2, 2021, the Company became a standalone publicly traded company and its financial statements post the separation from XPO, Inc. (the “Separation”) are now prepared on a consolidated basis. Before the Separation, GXO’s historical financial statements were prepared on a standalone combined basis and were derived from the Consolidated Financial Statements and accounting records of XPO. The combined Consolidated Financial Statements for all periods presented before the Separation are now referred to as “Consolidated Financial Statements” and have been prepared under the U.S. generally accepted accounting principles (“GAAP”). GXO has one reportable segment.

On October 23, 2023, the Company completed the acquisition of PFSweb, Inc. (“PFS”), an e-commerce order fulfillment company based in Irving, Texas (the “PFS Acquisition”). On May 24, 2022, the Company completed the acquisition of Clipper Logistics plc (“Clipper”), an omnichannel retail logistics specialist based in Leeds, England (the “Clipper Acquisition”). Due to the acquisitions of Clipper and PFS, comparisons in our results of operations between 2023 and 2022 are less meaningful.

Results of Operations

	Year Ended December 31,
(In millions)	2023	2022	$ Change	% Change
Revenue	$9,778	$8,993	$785	9%
Direct operating expense	8,035	7,443	592	8%
Selling, general and administrative expense	998	886	112	13%
Depreciation and amortization expense	361	329	32	10%
Transaction and integration costs	34	61	(27)	(44)%
Restructuring costs and other	32	32	—	—%
Operating income	318	242	76	31%
Other income, net	1	51	(50)	(98)%
Interest expense, net	(53)	(29)	(24)	83%
Income before income taxes	266	264	2	1%
Income tax expense	(33)	(64)	31	48%
Net income	$233	$200	$33	17%

Revenue for 2023 increased by 9%, or $785 million, to $9.8 billion compared with $9.0 billion for 2022. The increase primarily reflects $378 million from the Clipper Acquisition (for the periods that were not comparable), $82 million from the PFS Acquisition, and growth in Continental Europe. Foreign currency movements increased revenue by $140 million in 2023.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our warehouse operations, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for 2023 increased by 8%, or $592 million, to $8.0 billion compared with $7.4 billion for 2022. As a percentage of revenue, direct operating expense was 82.2% and 82.8% in 2023 and 2022, respectively. The increase primarily reflects $286 million from the Clipper Acquisition (for the periods that were not comparable), $67 million from the PFS Acquisition, and higher personnel and rent expenses.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefit costs for executive and certain administration functions, professional fees, bad debt expense and legal costs. SG&A for 2023 increased by 13%, or $112 million, to $998 million, compared with $886 million in 2022. SG&A primarily increased due to the Clipper Acquisition, higher personnel costs for certain administrative functions and bad debt expense.

Depreciation and amortization expense for 2023 increased by $32 million to $361 million compared with $329 million for 2022. Depreciation and amortization expense included amortization of intangible assets of $71 million and $68 million in 2023 and 2022, respectively. Depreciation and amortization expense increased primarily due to the Clipper Acquisition.

Transaction and integration costs were $34 million in 2023, compared with $61 million for 2022. Transaction and integration costs in 2023 included $20 million related to the integration of Clipper and $12 million related to the PFS Acquisition, reflecting costs associated with advisory fees and severance costs. Transaction and integration costs in 2022 primarily related to $46 million related to the Clipper Acquisition, reflecting costs associated with financing arrangements, advisory fees and integration costs, and $15 million from the Separation, primarily reflecting rebranding costs.

We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These costs are primarily related to severance, including projects to optimize human resources, finance and information technology activities, and are not associated with customer attrition. Restructuring costs and other were $32 million for 2023 and 2022. Restructuring costs and other for 2023 included $16 million related to a restructuring plan initiated in the fourth quarter of 2022 designed to centralize certain processes and standardize operating structures. Restructuring costs and other in 2023 also included impairment charges of $11 million, primarily related to closing certain corporate and administrative offices, and $5 million associated with the exit of a non-core businesses in Asia. Restructuring costs and other for 2022 included $24 million related to severance costs, primarily from the exit of non-core businesses and central efficiency projects, and $8 million related to the deconsolidation of a joint venture.

Other income, net decreased due to lower pension income and foreign currency movements. Other income, net was as follows:

	Year Ended December 31,
(In millions)	2023	2022	$ Change	% Change
Net periodic pension income	$8	$33	$(25)	(76)%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts gain (loss)	(13)	29	(42)	n/m
Unrealized foreign currency option and forward contracts gain (loss)	4	(11)	15	n/m
Foreign currency transaction and remeasurement loss	—	(3)	3	(100)%
Total foreign currency gain (loss)	(9)	15	(24)	n/m
Other	2	3	(1)	(33)%
Other income, net	$1	$51	$(50)	(98)%
n/m - not meaningful

Interest expense, net increased due to the debt from the Clipper Acquisition being outstanding for the full year in 2023 compared with seven months of the prior year and higher variable interest rates on our debt, partially offset by the accretion on cross-currency swaps and interest income in the current period. Interest expense, net was as follows:

	Year Ended December 31,
(In millions)	2023	2022	$ Change	% Change
Debt and capital leases	$96	$59	$37	63%
Cross-currency swaps	(33)	(25)	(8)	32%
Interest income	(10)	(5)	(5)	100%
Interest expense, net	$53	$29	$24	83%

Income before income taxes for 2023 increased by $2 million, to $266 million, compared with $264 million for 2022. The increase was primarily due to growth in our business and lower transaction and integration costs, offset by higher interest expense and lower other income. Income from continuing operations before income taxes for our domestic operations was $97 million for 2023, compared with $105 million in 2022. The decrease was driven by a higher interest expense associated with our debt, partially offset by lower transaction and integration costs. Income from continuing operations before income taxes for our foreign operations was $169 million for 2023 compared with $159 million in 2022. The increase was primarily driven by growth in the business and lower transaction and integration costs, partially offset by lower pension income.

Income tax expense was $33 million in 2023, compared with $64 million in 2022. Our effective tax rate was 12.4% in 2023 and 24.2% in 2022. The decrease in our effective income tax rate in 2023 was driven by tax benefits from intangible assets and the release of valuation allowances.

Liquidity and Capital Resources

Overview

Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facility and factoring programs. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings and strategic business development transactions. The timing and magnitude of our new contract start-ups can vary and may positively or negatively impact our cash flows. We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources.

As of December 31, 2023, we held cash and cash equivalents of $468 million and we had $799 million of borrowing capacity available, net of letters of credit under our revolving credit facility. We believe that our cash and cash equivalents on hand, cash flows from operations, the revolving credit facility and the use of our factoring programs will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

For additional information regarding our cash requirement from contractual obligations, indebtedness and lease obligations, see Note 17. “Commitments and Contingencies”, Note 9. “Debt and Financing Arrangements” and Note 8. “Leases” in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Expenditures

Our future capital spending includes fulfillment costs and investments in technology and automation to improve the speed and accuracy of order fulfillment and the resiliency of our supply chains. The level and the timing of the Company’s capital expenditures within these categories can vary as a result of a variety of factors outside our control, such as the timing of new contracts, availability of labor and materials and foreign currency fluctuations. We believe that we have significant discretion over the amount and timing of our capital expenditures as we are not subject to any agreement that would require significant capital expenditures on a designated schedule or upon the occurrence of designated events.

Financial Condition

The following table summarizes our asset and liability balances as of December 31, 2023 and 2022:

	December 31,
(In millions)	2023	2022	$ Change	% Change
Total current assets	$2,568	$2,428	$140	6%
Total long-term assets	6,939	6,791	148	2%
Total current liabilities	2,626	2,532	94	4%
Total long-term liabilities	3,935	4,009	(74)	(2)%

Total assets increased by $288 million from December 31, 2022 to December 31, 2023, primarily reflecting increases from the PFS Acquisition.

Total liabilities increased by $20 million from December 31, 2022 to December 31, 2023, reflecting the early repayment of debt, partially offset by increases from the PFS Acquisition.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Consolidated Statements of Cash Flows, were summarized as follows:

	Year Ended December 31,
(In millions)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$558	$542	$16	3%
Net cash used in investing activities	(410)	(1,149)	739	(64)%
Net cash (used in) provided by financing activities	(186)	787	(973)	n/m
Effect of exchange rates	13	(18)	31	n/m
Net (decrease) increase in cash, restricted cash and cash equivalents	$(25)	$162	$(187)	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for 2023 increased by $16 million compared with 2022. The increase was due to $33 million higher net income and $40 million non-cash adjustments, offset by $57 million of working capital used in 2023.

Investing Activities

Investing activities used $410 million of cash in 2023 compared with $1.1 billion in 2022. During 2023, we used $274 million of cash for capital expenditures, $149 million in connection with the PFS Acquisition and $3 million in settlement of cross-currency swap agreements, excluding accrued interest, partially offset by $18 million of proceeds from the sales of property and equipment. During 2022, we used $876 million of cash in connection with the Clipper Acquisition, $342 million for capital expenditures, partially offset by $40 million of proceeds from the sales of property and equipment and $21 million in settlement of cross-currency swap agreements, excluding accrued interest.

Financing Activities

Financing activities used $186 million of cash in 2023 and generated $787 million in 2022. The primary use of cash from financing activities in 2023 was $169 million in repayment of debt and finance leases and $12 million in payments for employee taxes on net settlement of equity awards. The primary source of cash from financing activities in 2022 was $917 million in proceeds from long-term debt, net, partially offset by $115 million in repayment of debt and finance leases and $16 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We lease certain facilities and equipment under operating and finance lease arrangements. As of December 31, 2023, our outstanding obligations under operating and finance leases were $2.4 billion and $116 million, respectively. See Note 8. “Leases” to the Consolidated Financial Statements for additional information.

As of December 31, 2023, we had $800 million of unsecured notes outstanding with interest payable in arrears on January 15 and July 15 of each year and $735 million of variable-rate term loans outstanding with interest payable in arrears at our option monthly, quarterly or semiannually. See Note 9. “Debt and Financing Arrangements” to the Consolidated Financial Statements for additional information.

In addition, we have obligations for agreements to purchase goods or services entered into in the ordinary course of business that are enforceable and legally binding and gross unrecognized tax benefits.

Critical Accounting Policies

We prepare our Consolidated Financial Statements in accordance with GAAP. We make assumptions, estimates and judgments that affect our reported amounts of assets, liabilities, revenues, expenses, gains and losses. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified the following accounting policies to be the most critical as they are important to our financial condition and results of operations and require significant judgment and estimates on the part of management in their application.

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

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Significant assumptions utilized in the allocation of the purchase price related to intangible assets include future expected cash flows from acquired intangibles and discount rates.

Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. See Note 4. “Acquisitions” to the Consolidated Financial Statements for additional information.

Evaluation of Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Goodwill is tested at the reporting unit level, which is an operating segment or one level below, on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have three reporting units: i) Americas and Asia-Pacific, ii) United Kingdom and Ireland and iii) Continental Europe.

For each reporting unit, we first assess qualitative factors that are specific to the reporting unit as well as industry and macroeconomic factors to determine whether it is necessary to perform a quantitative goodwill impairment test.

The qualitative factors could include a significant change in the business climate, legal factors, operating performance indicators, competition or the sale or disposition of a significant portion of a reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

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

Employee Benefit Plans

We sponsor various retirement plans, the most significant of which is in the U.K. (the “U.K. Retirement Plan”). Assumptions used in the accounting for these employee benefit plans include the discount rate and expected return on plan assets. Assumptions are determined based on company data and appropriate market indicators and are evaluated each year at December 31. A change in any of these assumptions would have an effect on the net periodic pension cost reported in the Consolidated Financial Statements.

The discount rate is determined based on the yield on a portfolio of high-quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. A 50-basis-point decrease in the discount rate of the U.K. Retirement Plan would result in an estimated increase in the accumulated benefit obligation of approximately $44 million. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. An increase or decrease of 50 basis points in the expected long-term rate of return of the U.K. Retirement Plan would have decreased or increased 2023 net periodic pension cost by approximately $4 million. See Note 14. “Employee Benefit Plans” to the Consolidated Financial Statements for additional information.

New Accounting Standards

Information related to new accounting standards is included in Note 2. “Basis of Presentation and Significant Accounting Policies” to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our long-term debt portfolio, excluding finance leases and other debt, consists of $800 million fixed-rate notes and $735 million variable-rate loans, complemented by a variable-rate revolving credit facility. We use cross-currency swap agreements to convert $250 million of variable-rate debt from Secured Overnight Financing Rate (“SOFR”) to Euro Interbank Offered Rate (“Euribor”). We also entered into interest rate swap agreements to convert $250 million of variable-rate U.S. dollar (“USD”)-denominated debt into USD-denominated fixed-rate debt. As of December 31, 2023, a hypothetical 1% increase in Euribor would have increased our interest expense by approximately $3 million.

Foreign Currency Exchange Rate Risk

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

As of December 31, 2023, a uniform 10% strengthening in the value of the USD relative to the EUR would have increased our net assets by approximately $67 million, net of hedging. As of December 31, 2023, a uniform 10% strengthening in the value of the USD relative to the GBP would have decreased our net assets by approximately $143 million, net of hedging. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency markets. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

See Note 10. “Fair Value Measurements and Financial Instruments” to the Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
GXO Logistics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of GXO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired PFSweb, Inc. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, PFSweb, Inc.’s internal control over financial reporting associated with approximately 1.8% of total assets, excluding associated goodwill and intangible assets, and approximately 0.8% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of PFSweb, Inc.

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

Sufficiency of audit evidence over revenue from contracts with customers

As discussed in Notes 2 and 3 to the consolidated financial statements, revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationship with its customers. For the year ended December 31, 2023, the Company reported $9.8 billion of revenue.

We identified the evaluation of the sufficiency of audit evidence over revenue from contracts with customers (revenue) as a critical audit matter. Subjective auditor judgment and IT professionals with specialized skills and knowledge were required to evaluate the sufficiency of audit evidence obtained over revenue due to the number and dispersion of warehouse management and other IT systems used in the processing and recording of revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue, including manual controls related to the examination of revenue contracts and detection of revenues recorded outside of expectations. We involved IT professionals with specialized skills and knowledge to test certain manual and automated controls, including general IT controls, over multiple relevant IT systems and information used in internal control. We compared certain revenue activity recorded during the year to cash received, adjusted for reconciling items. We evaluated the relevance and reliability of certain reconciling items to underlying documentation, including the changes in accounts receivable and deferred revenue. We examined a selection of revenue contracts and transactions to assess that revenue was recorded in accordance with the Company’s accounting policy. Additionally, for a sample of accrued revenue at year-end, we confirmed with the Company’s customers the amount of revenue billed subsequent to year-end and compared the result to the Company’s accounting records. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Stamford, Connecticut
February 15, 2024

GXO Logistics, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022	2021
Revenue	$9,778	$8,993	$7,940
Direct operating expense	8,035	7,443	6,637
Selling, general and administrative expense	998	886	714
Depreciation and amortization expense	361	329	335
Transaction and integration costs	34	61	99
Restructuring costs and other	32	32	4
Operating income	318	242	151
Other income, net	1	51	23
Interest expense, net	(53)	(29)	(21)
Income before income taxes	266	264	153
Income tax (expense) benefit	(33)	(64)	8
Net income	233	200	161
Net income attributable to Noncontrolling Interests (“NCI”)	(4)	(3)	(8)
Net income attributable to GXO	$229	$197	$153

Earnings per share
Basic	$1.93	$1.68	$1.33
Diluted	$1.92	$1.67	$1.32

Weighted-average common shares outstanding
Basic	118,908	117,050	114,632
Diluted	119,490	117,616	115,597

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$233	$200	$161
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19	(98)	(46)
Cash flow hedges	(2)	7	—
Pension plans	(1)	(36)	7
Other comprehensive income (loss), net of tax	16	(127)	(39)
Comprehensive income, net of tax	249	73	122
Less: Comprehensive income attributable to NCI	5	2	7
Comprehensive income attributable to GXO	$244	$71	$115

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$468	$495
Accounts receivable, net of allowance of $11 and $12	1,753	1,647
Other current assets	347	286
Total current assets	2,568	2,428
Long-term assets
Property and equipment, net of accumulated depreciation of $1,545 and $1,297	953	960
Operating lease assets	2,201	2,227
Goodwill	2,891	2,728
Intangible assets, net of accumulated amortization of $528 and $456	567	570
Other long-term assets	327	306
Total long-term assets	6,939	6,791
Total assets	$9,507	$9,219
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$709	$717
Accrued expenses	966	995
Current debt	27	67
Current operating lease liabilities	597	560
Other current liabilities	327	193
Total current liabilities	2,626	2,532
Long-term liabilities
Long-term debt	1,620	1,739
Long-term operating lease liabilities	1,842	1,853
Other long-term liabilities	473	417
Total long-term liabilities	3,935	4,009
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,057 and 118,728 shares issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,598	2,575
Retained earnings	552	323
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(239)	(254)
Total stockholders’ equity before NCI	2,912	2,645
NCI	34	33
Total equity	2,946	2,678
Total liabilities and equity	$9,507	$9,219

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$233	$200	$161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	361	329	335
Stock-based compensation expense	35	33	28
Deferred tax benefit	(41)	(7)	(48)
Other	23	(17)	(24)
Changes in operating assets and liabilities
Accounts receivable	(17)	(71)	(243)
Other assets	28	24	(57)
Accounts payable	(3)	45	114
Accrued expenses and other liabilities	(61)	6	189
Net cash provided by operating activities	558	542	455
Cash flows from investing activities:
Capital expenditures	(274)	(342)	(250)
Proceeds from sale of property and equipment	18	40	11
Acquisition of business, net of cash acquired	(149)	(876)	32
Cross-currency swap agreements settlement	(3)	21	—
Other	(2)	8	—
Net cash used in investing activities	(410)	(1,149)	(207)
Cash flows from financing activities:
Proceeds from debt, net	—	917	794
Repayments of debt, net	(140)	(82)	(47)
Repayment of finance lease obligations	(29)	(33)	(25)
Taxes paid related to net share settlement of equity awards	(12)	(16)	(1)
Repayments related to trade securitization program	—	—	(26)
Purchase of NCI	—	—	(128)
Net transfers to XPO	—	—	(774)
Other	(5)	1	(34)
Net cash (used in) provided by financing activities	(186)	787	(241)
Effect of exchange rates on cash and cash equivalents	13	(18)	(2)
Net (decrease) increase in cash, restricted cash and cash equivalents	(25)	162	5
Cash, restricted cash and cash equivalents, beginning of year	495	333	328
Cash, restricted cash and cash equivalents, end of year	$470	$495	$333

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$468	$495	$333
Restricted cash (included in Other long-term assets)	2	—	—
Total cash, restricted cash and cash equivalents	$470	$495	$333

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest, net	$57	$34	$22
Cash paid for income taxes, net	84	111	75
Noncash investing and financing activities:
Common stock issued for acquisition	$—	$204	$—
Settlement of related party debt due to the Separation	—	—	437

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Changes in Equity

	Common Stock		XPO, Inc. Invest ment	APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
December 31, 2020	—	$—	$2,765	$—	$—	$58	$2,823	$125	$2,948
Net income	—	—	27	—	126	—	153	8	161
Other comprehensive loss	—	—	—	—	—	(38)	(38)	(1)	(39)
Stock-based compensation	—	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	33	—	—	—	—	—	—	—	—
Tax withholding related to vesting of stock compensation awards	—	—	—	(1)	—	—	(1)	—	(1)
Purchase of NCI	—	—	—	—	—	—	—	(128)	(128)
Net transfers from (to) XPO, including separation adjustments	—	—	(447)	—	—	(150)	(597)	40	(557)
Issuance of common stock and reclassification of XPO investment	114,626	1	(2,345)	2,344	—	—	—	—	—
Other	—	—	—	—	—	—	—	(5)	(5)
December 31, 2021	114,659	$1	$—	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	—	197	—	197	3	200
Other comprehensive loss	—	—	—	—	—	(126)	(126)	(1)	(127)
Stock-based compensation	—	—	—	33	—	—	33	—	33
Vesting of stock compensation awards	557	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(246)	—	—	(16)	—	—	(16)	—	(16)
Common stock issued for acquisition	3,758	—	—	204	—	—	204	—	204
Other	—	—	—	—	—	2	2	(8)	(6)
December 31, 2022	118,728	$1	$—	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	—	229	—	229	4	233
Other comprehensive income	—	—	—	—	—	15	15	1	16
Stock-based compensation	—	—	—	35	—	—	35	—	35
Vesting of stock compensation awards	555	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(226)	—	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	—	(4)	(4)
December 31, 2023	119,057	$1	$—	$2,598	$552	$(239)	$2,912	$34	$2,946

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Consolidated Financial Statements

1. Organization

Nature of Operations

GXO Logistics, Inc., together with its subsidiaries (“GXO” or the “Company”), is the largest pure-play contract logistics provider in the world. The Company provides its customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by its ability to deliver technology-enabled, customized solutions at scale. The Company serves a broad range of customers across a range of industries, such as e-commerce, omnichannel retail, technology and consumer electronics, food and beverage, industrial and manufacturing, and consumer packaged goods, among others. The Company presents its operations in the Consolidated Financial Statements as one reportable segment.

On August 2, 2021, the Company completed the separation (the “Separation”) from XPO, Inc. (“XPO”). The Separation was accomplished by the distribution of 100% of the outstanding common stock of GXO to XPO stockholders as of the close of business on July 23, 2021, the record date for the distribution. XPO stockholders received one share of GXO common stock for every share of XPO common stock held at the close of business on the record date. On August 2, 2021, GXO became a standalone publicly-traded company and regular-way trading of GXO’s common stock commenced on the New York Stock Exchange under the ticker symbol “GXO.” GXO was incorporated as a Delaware corporation in February 2021.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Before the Separation, the Company’s financial statements were prepared on a standalone combined basis and were derived from the Consolidated Financial Statements and accounting records of XPO (the “historical financial statements”). On August 2, 2021, the Company became a standalone publicly traded company, and its financial statements post-Separation are prepared on a consolidated basis. The combined Consolidated Financial Statements for all periods presented before the Separation are now also referred to as “Consolidated Financial Statements” and have been prepared under the U.S. generally accepted accounting principles (“GAAP”).

Before the Separation, the Company’s historical assets and liabilities presented were wholly owned by XPO and were reflected on a historical cost basis. In connection with the Separation, the Company’s assets and liabilities were transferred to the Company on a carry-over basis.

Before the Separation, the historical results of operations included allocations of XPO costs and expenses including XPO’s corporate function, which incurred a variety of expenses, including, but not limited to, information technology, human resources, accounting, sales and sales operations, procurement, executive services, legal, corporate finance and communications. An allocation of these expenses is included to burden all business units comprising XPO’s historical results of operations, including GXO. The charges reflected have been either specifically identified or allocated using drivers including adjusted earnings before interest, taxes, depreciation and amortization, which includes adjustments for transaction and integration costs, as well as restructuring costs and other adjustments, or headcount. The majority of these allocated costs are recorded within Selling, general and administrative expense; Depreciation and amortization expense; and Transaction and integration costs in the Consolidated Statements of Operations.

The Company’s Consolidated Financial Statements include the accounts of GXO Logistics, Inc. and its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates and judgments on historical information and on various other assumptions that it believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, loss contingencies, defined benefit plans, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectability of accounts receivable and the fair value of financial instruments. Actual results may vary from those estimates.

Significant Accounting Policies

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. Bank overdraft positions occur when total outstanding issued checks exceed available cash balances at a single financial institution. Restricted cash is included within Other long-term assets on the Consolidated Balance sheets and consists primarily of cash that collateralizes certain operating obligations.

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

The roll forward of the allowance for doubtful accounts was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$12	$13	$18
Provisions charged to expense	10	5	4
Write-offs, less recoveries, and other adjustments	(11)	(6)	(9)
Ending balance	$11	$12	$13

Property and Equipment

Property and equipment, which includes assets recorded under finance leases, are stated at cost less accumulated depreciation or, in the case of property and equipment acquired in a business combination, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expenses as incurred.

For internally developed computer software, all costs incurred during the planning and evaluation stages are expensed as incurred. Software development costs are capitalized once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.

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

Lease Obligations

The Company has operating leases primarily for real estate, warehouse equipment, material handling equipment, trucks, trailers and containers and finance leases for equipment. The Company determines if an arrangement is a lease at inception. For leases with terms greater than 12 months, the Company recognizes lease assets and liabilities at the lease commencement date based on the present value of the lease payments over the lease term.

For most of the Company’s leases, the implicit rate cannot be readily determined and, as a result, the Company uses the incremental borrowing rates at the commencement date to determine the present value of future lease payments. For leases that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), the Company generally includes both the lease costs and non-lease costs as a single lease component in the measurement of the lease asset and liability. Certain lease agreements include rental payments based on changes in the consumer price index (“CPI”). Lease liabilities are not remeasured as a result of changes in the CPI; instead, changes in the CPI are treated as variable lease payments and are excluded from the measurement of the right-of-use asset and lease liability. These payments are recognized in the period in which the related obligation is incurred.

Lease agreements may contain rent escalation clauses, renewal or termination options, rent holidays or certain landlord incentives, including tenant improvement allowances. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain. Amounts received from a landlord are included as a reduction to the lease asset and are included within operating activities on the Consolidated Statement of Cash Flows.

Long-lived assets geographic information

The Company’s long-lived assets for this disclosure is defined as Property and equipment, net of accumulated depreciation, and operating lease assets. The Company’s long-lived assets by geographic region were as follows:

	December 31,
(In millions)	2023	2022
United States	$1,545	$1,532
United Kingdom	772	834
Other	837	821
Total	$3,154	$3,187

Goodwill and Intangible Assets

The Company records goodwill as the excess of the consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. The Company has three reporting units: i) Americas and Asia-Pacific, ii) United Kingdom and Ireland and iii) Continental Europe. The Company measures goodwill impairment, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

The Company performed its annual goodwill impairment test on November 1. The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, the Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in the Company’s stock price, market capitalization of the Company and macroeconomic conditions. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company uses the income approach and/or a market-based approach to determine the reporting units’ fair values. The determination of discounted cash flows used in the income approach requires significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

The Company’s intangible assets consist of customer relationships, trade names, trademarks, and developed technology which are amortized on a straight-line basis or over the period the economic benefits are expected to be realized. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Segment Reporting

The Company is comprised of three operating segments based on the operating results regularly reviewed by the chief operating decision-maker (“CODM”), who is the Chief Executive Officer (“CEO”), to make decisions about resource allocation and the performance of the business. These three operating segments have been aggregated into a single reporting segment.

Revenue Recognition

The Company generates revenue by providing logistics services for its customers, including warehousing and distribution, order fulfillment, reverse logistics, packaging and labeling, factory and aftermarket support and inventory management ranging from a few months to a few years. Generally, the Company’s contracts provide the customer an integrated service that includes two or more services, including but not limited to facility and equipment costs, construction, repair and maintenance services and labor. For these contracts, the Company does not consider the services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, the Company generally identifies one performance obligation in its contracts, which is a series of distinct services that remain substantially the same over time and possess the same pattern of transfer.

Revenue is recognized using the series guidance over the period in which services are provided under the terms of the Company’s contractual relationships with its customers. The transaction price is based on the amount specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration in a contract represents reimbursement for warehouse, technology and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration is comprised of cost reimbursement based on the costs incurred, per-unit pricing is determined based on units provided and time and materials pricing is based on the hours of services provided. The variable consideration component is recognized over time based on the level of activity. Generally, pricing can be adjusted based on contractual provisions related to achieving agreed-upon performance metrics, changes in volumes, services and market conditions. Revenue relating to these pricing adjustments is estimated and included in the consideration if it is probable that a significant revenue reversal will not occur in the future. The estimate of variable consideration is determined by the expected value or most likely amount method and factors in current, past and forecasted experience with the customer. Customers are billed based on terms specified in the revenue contract and they pay us according to approved payment terms.

Contract Assets and Liabilities

Contract assets consist of two components: customer acquisition costs and costs to fulfill a contract. The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract in advance of revenue recognition, such as certain labor, third-party service and related product costs. These costs are recognized as an asset if the Company expects to recover them. Contract assets are recognized consistent with the transfer of the underlying performance obligations to the customer based on the specific contracts to which they relate. Contract assets are primarily amortized to Direct operating expense in the Consolidated Statements of Operations over the contract term.

Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration or the amount that is due from the customer.

Derivative Instruments

The Company records all its derivative financial instruments on the Consolidated Balance Sheets as assets or liabilities measured at fair value. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income or as a basis adjustment to the underlying hedged item and reclassified to earnings in the year in which the hedged item affects earnings. The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject us to increased earnings volatility.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value. Stock compensation expense is recognized using the straight-line method, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. For grants of restricted stock units (“RSU”) subject to service-based or performance-based vesting conditions only, the Company establishes the fair value based on the market price on the date of the grant. For grants of awards subject to market-based vesting conditions (“PSU”), the Company determines the fair value based on a Monte Carlo simulation model. The Company accounts for forfeitures as they occur.

Earnings per Share

Basic earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that were outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, the number of common shares excluded from diluted shares outstanding was 1.5 million, 2.0 million and 0.1 million, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

On August 2, 2021, the date of the Separation, 114.6 million shares of the Company’s common stock were distributed to XPO stockholders. These 114.6 million shares have been utilized for the calculation of basic and diluted earnings per share for all periods prior to the date of the Separation as no shares of common stock or equity-based awards of the Company were outstanding before that date.

Defined Benefit Plans

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

The Company determines the net periodic benefit cost of the plans using assumptions regarding the projected benefit obligation and the fair value of the plan assets as of the beginning of the year. Net periodic benefit cost is recorded within Other income, net in the Consolidated Statement of Operations. The Company calculates the funded status of the defined benefit plan as the difference between the projected benefit obligation and the fair value of the plan assets.

The impact of plan amendments, actuarial gains and losses and prior-service costs are recorded in AOCIL and are generally amortized as a component of net periodic benefit cost over the remaining service period of the active employees covered by the defined benefit pension plans. Cumulative gains and losses over 10% of the greater of the beginning of year benefit obligation or fair value of the plan assets are amortized over the expected average life expectancy.

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

The Company uses judgments and estimates in evaluating its tax positions. The Company’s tax returns are subject to examination by U.S. Federal, state and local and foreign taxing jurisdictions. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years. The Company recognizes tax benefits from uncertain tax positions only if based on the technical merits of the position it is more likely than not that the tax positions will be sustained upon audit. The Company adjusts these tax liabilities, including related interest and penalties, based on the current facts and circumstances. The Company reports tax-related interest and penalties as a component of income tax expense.

Foreign Currency Translation and Transactions

The assets and liabilities of the Company’s foreign subsidiaries that use their local currency as their functional currency are translated to U.S. dollars (“USD”) using the exchange rate prevailing at each balance sheet date, with balance sheet currency translation adjustments recorded in AOCIL in the Consolidated Balance Sheets. The Company converts foreign currency transactions recognized in the Consolidated Statements of Operations to USD by applying the exchange rate prevailing on the date of the transaction. Gains and losses arising from foreign currency transactions and the effects of remeasuring monetary assets and liabilities are recorded in Other income, net in the Consolidated Statements of Operations.

Adoption of New Accounting Standards

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

Accounting Pronouncements Issued But Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for expanded disclosures primarily related to income taxes paid and the rate reconciliation. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

3. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
United Kingdom	$3,664	$3,293	$2,634
United States	2,909	2,861	2,469
Netherlands	831	699	651
France	830	729	734
Spain	529	488	479
Italy	382	331	339
Other	633	592	634
Total	$9,778	$8,993	$7,940

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry. Revenue disaggregated by industry was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Omnichannel retail	$4,100	$3,649	$3,116
Technology and consumer electronics	1,467	1,337	1,075
Food and beverage	1,331	1,327	1,328
Industrial and manufacturing	1,078	1,076	994
Consumer packaged goods	1,027	915	832
Other	775	689	595
Total	$9,778	$8,993	$7,940

Contract Balances

	Year Ended December 31,
(In millions)	2023	2022
Contract assets included in:
Other current assets	$21	$25
Other long-term assets	160	165
Total contract assets	$181	$190
Contract liabilities included in:
Other current liabilities	$210	$154
Other long-term liabilities	115	134
Total contract liabilities	$325	$288

Revenue recognized included the following:

	Year Ended December 31,
(In millions)	2023	2022
Amounts included in the beginning of year contract liability balance	$122	$93

Remaining Performance Obligations

The remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, the Company omits obligations that have original expected durations of one year or less or contain variable consideration.

As of December 31, 2023, the fixed consideration component of the Company’s remaining performance obligations was approximately $3.3 billion, and the Company expects to recognize approximately 74% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

4. Acquisitions

PFSweb Acquisition

On September 13, 2023, the Company entered into an Agreement and Plan of Merger to acquire PFSweb, Inc., a Delaware corporation headquartered in Irving, Texas (“PFS”), and on October 23, 2023, the Company completed its acquisition of PFS (the “PFS Acquisition”). The Company acquired the shares of PFS at a price per share of $7.50 in cash, totaling approximately $149 million, net of cash acquired. PFS is a global provider of omnichannel commerce solutions, including a broad range of technology, infrastructure and professional services, in the United States, Canada and Europe. PFS’s service offerings include order fulfillment, fulfillment-as-a-service, order management and customer care.

The Company recorded the preliminary fair value of assets acquired and liabilities assumed on the date of acquisition, including intangible assets comprising customer relationships, trademarks, trade names and developed technology of $56 million with a weighted-average amortization period of 13 years. Goodwill acquired in connection with the acquisition was $76 million, recorded in the Americas and Asia-Pacific reporting unit, and was attributed to anticipated synergies. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. The Company does not expect the goodwill recognized in connection with the PFS Acquisition to be deductible for income tax purposes.

For the year ended December 31, 2023, PFS generated revenues of $82 million and income before income taxes was not material. Pro forma results of operations for this acquisition have not been presented as they are not material to the Consolidated Financial Statements.

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

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

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
(1) The Company acquired $392 million of intangible assets comprising customer relationships and trade names, with weighted-average useful lives of 15 years.
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

5. Goodwill

The following tables present the changes in goodwill for the years ended December 31, 2023 and 2022.

(In millions)
Balance as of December 31, 2021	$2,017
Acquisition	796
Impact of foreign exchange translation (1)	(85)
Balance as of December 31, 2022	2,728
Acquisitions (2)	120
Impact of foreign exchange translation (1)	43
Balance as of December 31, 2023	$2,891
(1) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.
(2) Includes $44 million adjustment from the finalization of the purchase price allocation for the Clipper Acquisition.

As of December 31, 2023 and 2022, there were no accumulated goodwill impairment losses.

6. Intangible Assets

The following table summarizes identifiable intangible assets:

	December 31, 2023			December 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$1,046	$(524)	$522	$978	$(451)	$527
Trade names and trademarks	42	(4)	38	48	(5)	43
Developed technology	7	—	7	—	—	—
Total	$1,095	$(528)	$567	$1,026	$(456)	$570

Intangible asset amortization expense was $71 million, $68 million and $61 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$74	$68	$65	$62	$44	$254

7. Property and Equipment

The following table summarizes property and equipment:

	December 31,
(In millions)	2023	2022
Land, buildings and leasehold improvements	$440	$364
Warehouse equipment and other	1,025	958
Computer, software and equipment (1)	660	588
Technology and automated systems	373	347
Total property and equipment, gross	2,498	2,257
Less: accumulated depreciation and amortization	(1,545)	(1,297)
Total property and equipment, net	$953	$960
(1) Includes internally developed software of $237 million and $223 million as of December 31, 2023 and 2022, respectively.

Depreciation of property and equipment was $290 million, $261 million and $274 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8. Leases

The following amounts were recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2023	2022
Operating leases:
Operating lease assets	$2,201	$2,227

Current operating lease liabilities	$597	$560
Long-term operating lease liabilities	1,842	1,853
Total operating lease liabilities	$2,439	$2,413

Finance leases:
Property and equipment, net	$107	$123

Current debt	$26	$35
Long-term debt	90	97
Total finance lease liabilities	$116	$132

Supplemental weighted-average information for leases was as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	5.6 years	5.9 years
Finance leases	11.7 years	10.4 years
Weighted-average discount rate
Operating leases	4.6%	4.0%
Finance leases	4.4%	3.4%

The components of lease expense were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating leases:
Operating lease cost	$751	$697	$657
Short-term lease cost	225	118	80
Variable lease cost	129	106	75
Total operating lease cost (1)	$1,105	$921	$812
Finance leases:
Amortization of leased assets	$30	$30	$32
Interest expense on lease liabilities	5	5	6
Total finance lease cost	$35	$35	$38
Total operating and finance lease cost	$1,140	$956	$850
(1) Operating lease cost is primarily included in Direct operating expense in the Consolidated Statements of Operations.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$696	$576	$578
Operating cash flows for finance leases	5	5	6
Financing cash flows for finance leases	29	33	25
Leased assets obtained in exchange for new lease obligations:
Operating leases, including $52, $233, and $281 from an acquisition in 2023, 2022 and 2021 respectively	$568	$1,154	$932
Finance leases, including $1, $16, and $23 from an acquisition in 2023, 2022 and 2021 respectively	10	20	39

Maturities of lease liabilities as of December 31, 2023 were as follows:

(In millions)	Finance Leases	Operating Leases
2024	$30	$692
2025	24	577
2026	15	451
2027	12	339
2028	10	226
Thereafter	64	506
Total lease payments	155	2,791
Less: Interest	(39)	(352)
Present value of lease liabilities	$116	$2,439

As of December 31, 2023, the Company does not have any material leases that have been signed but have yet to commence.

9. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		December 31,
(In millions)	Rate (1)	2023	2022
Unsecured notes due 2026 (2)	1.65%	$398	$397
Unsecured notes due 2031 (3)	2.65%	397	397
Two-Year Term Loan due 2024	—%	—	115
Three-Year Term Loan due 2025 (4)	6.58%	235	234
Five-Year Term Loan due 2027 (5)	6.71%	499	499
Finance leases and other debt	Various	118	164
Total debt		$1,647	$1,806
Less: Current debt		27	67
Total Long-term debt		$1,620	$1,739
(1) Interest rates as of December 31, 2023.
(2) Net of unamortized debt issuance costs of $2 million and $3 million, as of December 31, 2023 and 2022, respectively.
(3) Net of unamortized debt issuance costs of $3 million as of December 31, 2023 and 2022.
(4) Net of unamortized debt issuance costs of $1 million as of December 31, 2022.
(5) Net of unamortized debt issuance costs of $1 million as of December 31, 2023 and 2022.

Five-Year Term Loan

In 2022, the Company entered into a $500 million five-year unsecured term loan (the “Five-Year Term Loan”) that will mature on May 26, 2027. The loan bears interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s credit ratings.

Delayed Draw Term Loan

In 2022, the Company borrowed a $165 million two-year term loan tranche (the “Two-Year Term Loan”) and a $235 million three-year term loan tranche (the “Three-Year Term Loan”). In 2022, $50 million of the Two-Year Term Loan was repaid, with the remaining $115 million repaid in the second quarter of 2023. The Three-Year Term Loan will mature on May 26, 2025. The Delayed Draw Term Loan bears interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings.

Unsecured Notes

In 2021, before the Separation, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”). The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, beginning January 15, 2022, and maturing on July 15, 2031.

Revolving Credit Facilities

In 2021, before the Separation, the Company entered into a five-year unsecured multi-currency Revolving Credit Facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides commitments of up to $800 million, of which $60 million is available for the issuance of letters of credit. Loans under the Revolving Credit Facility bear interest at a fluctuating rate equal to (i) with respect to borrowings in dollars, at the Company’s option, the alternate base rate or the adjusted SOFR, (ii) with respect to borrowings in Canadian dollars, the reserve-adjusted Canadian Dollar Offered Rate and (iii) with respect to borrowings in Euros, the reserve-adjusted Euro Interbank Offered Rate, in each case, plus an applicable margin calculated based on the Company’s credit ratings. In addition, the Company is paying a commitment fee of 0.15% per annum on the unused portion of the commitments under the Revolving Credit Facility. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2023, or December 31, 2022.

In 2022, in connection with the Clipper Acquisition, the Company assumed a revolving credit facility agreement under which it may borrow up to approximately £45 million ($54 million as of December 31, 2022) in aggregate at any time, which expired in November 2023. As of December 31, 2022, the Company had $18 million of borrowings outstanding under this agreement.

Amounts drawn and repaid in 90 days or less under the revolving credit facilities are presented net in the Consolidated Statement of Cash Flows.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring programs. The Company also sold certain European trade accounts receivables under a securitization program terminated in the first quarter of 2022. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows.

The Company accounts for these transactions as sales because the Company sells full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from the Consolidated Balance Sheets at the date of transfer.

Information related to trade receivables sold was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Factoring program
Receivables sold in period	$1,110	$992	$450
Cash consideration	1,103	988	449
Securitization program
Receivables sold in period	$—	$—	$1,850
Cash consideration	—	—	1,850
Net cash provided by (used in) operating cash flows	21	35	(5)

Covenants and Compliance

The covenants in the Five-Year Term Loan, the Delayed Draw Term Loan, the Unsecured Notes and the Revolving Credit Facilities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of December 31, 2023, the Company complied with the covenants contained in its debt and financing arrangements.

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

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2023 and 2022, due to their short-term nature.

Debt

The fair value of debt was as follows:

		December 31, 2023		December 31, 2022
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$362	$398	$342	$397
Unsecured notes due 2031	2	326	397	294	397
Two-Year Term Loan due 2024	2	—	—	115	115
Three-Year Term Loan due 2025	2	231	235	234	234
Five-Year Term Loan due 2027	2	493	499	499	499

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

Net Investment Hedges

The Company uses fixed-to-fixed or variable-to-variable cross-currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. dollar and the associated foreign currencies. The Company designated these cross-currency swap agreements as qualifying hedging instruments and accounts for them as net investment hedges. In October 2023, the Company terminated a hedge with a notional amount of $115 million and amended a $235 million hedge to extend its maturity from 2024 to 2025. Also, the Company entered into various hedges for an aggregate notional amount of $313 million that will mature from 2025 to 2028.

Interest Rate Swap Agreements

The Company uses interest rate swap agreements to hedge the variability of cash flows resulting from floating interest rate borrowings. The Company designated these interest rate swap agreements as qualifying hedging instruments and accounts for them as cash flow hedges. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of AOCIL and are reclassified into Interest expense, net over the life of the underlying debt, as interest on the Company’s floating rate debt is accrued. In January 2024, the Company entered into an interest rate swap schedule to mature in 2025, with a notional amount of $125 million.

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

Derivatives

The notional amount and fair value of derivative instruments were as follows:

	December 31,
	2023		2022
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Location
Derivatives designated as hedges
Assets:
Interest rate swaps	$125	$2	$—	$—	Other current assets
Interest rate swaps	125	3	250	9	Other long-term assets
Cross-currency swap agreements	487	3	1,222	22	Other long-term assets
Liabilities:
Cross-currency swap agreements	$165	$7	$115	$13	Other current liabilities
Cross-currency swap agreements	883	49	—	—	Other long-term liabilities

Derivatives not designated as hedges
Assets:
Foreign currency option contracts	$397	$8	$—	$—	Other current assets
Foreign currency forward contracts	1	—	—	—	Other current assets
Liabilities:
Foreign currency option contracts	$—	$—	$354	$5	Other current liabilities
Foreign currency forward contracts	—	—	3	—	Other current liabilities

As of December 31, 2023 and 2022, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Consolidated Statements of Operations was as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(66)	$—	$3	$36	$4	$3
Derivatives designated as cash flow hedges
Interest rate swaps	$(3)	$—	$—	$9	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Consolidated Statements of Operations.

Derivatives not designated as hedges

Gains and losses recognized in Other income, net in the Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Year Ended December 31,
(In millions)	2023	2022
Realized gain (loss)	$(13)	$29
Unrealized gain (loss)	4	(11)
Foreign currency gain (loss)	$(9)	$18

11. Accrued Expenses

The components of accrued expenses were as follows:

	December 31,
(In millions)	2023	2022
Salaries and wages	$362	$350
Facility and transportation charges	346	360
Value-added tax and other taxes	136	135
Other	122	150
Total accrued expenses	$966	$995

12. Stockholders’ Equity

The following table summarizes the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2020	$61	$—	$—	$(1)	$(2)	$58
Other comprehensive income (loss) before reclassifications	(59)	19	—	9	1	(30)
Amounts reclassified to net income	—	(3)	—	—	—	(3)
Tax amounts	—	(3)	—	(2)	—	(5)
Other comprehensive income (loss), net of tax	(59)	13	—	7	1	(38)
Transfers from XPO, net of tax	(40)	(28)	—	(82)	—	(150)
As of December 31, 2021	$(38)	$(15)	$—	$(76)	$(1)	$(130)
Other comprehensive income (loss) before reclassifications	(119)	36	9	(49)	1	(122)
Amounts reclassified to net income	—	(7)	—	—	—	(7)
Tax amounts	(1)	(7)	(2)	13	—	3
Other comprehensive income (loss), net of tax	(120)	22	7	(36)	1	(126)
Other	2	—	—	—	—	2
As of December 31, 2022	$(156)	$7	$7	$(112)	$—	$(254)
Other comprehensive income (loss) before reclassifications	72	(66)	(3)	(3)	(1)	(1)
Amounts reclassified to net income	—	(3)	—	2	—	(1)
Tax amounts	1	15	1	—	—	17
Other comprehensive income (loss), net of tax	73	(54)	(2)	(1)	(1)	15
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)

13. Stock-Based Compensation

In 2021, the Company established the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan authorizes the issuance of up to 11.6 million shares of common stock as awards. Under the 2021 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards. These awards include stock options, restricted stock awards, RSUs, PSUs and cash incentive awards. As of December 31, 2023, 7.5 million shares of common stock were available for the grant under the 2021 Incentive Plan.

Before the Separation, the stock-based compensation expense recorded by the Company included the expense associated with the employees historically attributable to the Company’s operations, as well as the expense associated with the allocation of equity-based compensation expense for corporate employees. The amounts do not necessarily reflect the costs that the Company would have incurred as an independent company in 2021.

The following table summarizes stock-based compensation expense recorded in Selling, general and administrative expense in the Consolidated Statements of Income:

	Year Ended December 31,
(In millions)	2023	2022	2021
Restricted stock units	$22	$21	$20
Performance-based units	8	7	5
Stock options	5	5	3
Total stock-based compensation expense	$35	$33	$28
Tax expense (benefit) on stock-based compensation	$1	$(1)	$1

Stock Options

The Company’s stock options vest over five years after the grant date and have a ten-year contractual term with an exercise price equal to the stock price on the grant date. The Black-Scholes option-pricing model was used to estimate the fair value of these awards. The Black-Scholes option-pricing model incorporates various subjective assumptions, including expected terms and expected volatility. Assumptions used in the Black-Scholes option-pricing model for the estimated fair value of options granted in 2021 were as follows: weighted-average risk-free rate of interest of 1.2%, expected volatility of 30%, weighted-average expected award life of 7 years and weighted-average fair value of $22.66.

A summary of stock option award activity for the year ended December 31, 2023, is presented in the following table:

	Stock Options
(In thousands, except per share)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2022	1,170	$64.72	8 years
Forfeited	(99)	64.91
Outstanding as of December 31, 2023	1,071	$64.71	7 years
Exercisable as of December 31, 2023	272	$63.79	7 years

There was no intrinsic value for options outstanding and exercisable at December 31, 2023.

As of December 31, 2023, unrecognized compensation cost related to options of $12 million is anticipated to be recognized over a weighted-average period of approximately 2 years.

Restricted Stock Units and Performance-Based Units

The Company grants RSUs and PSUs to its key employees, officers and directors with various vesting requirements. The holders of the RSUs and PSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards. RSUs generally vest over the service period, typically four years, and PSUs generally vest based on achieving certain predefined performance objectives along with service conditions. For PSUs the number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.

The Company granted a portion of PSUs subject to market-based vesting conditions. The Company determines the fair value of PSUs subject to market-based vesting conditions using a Monte Carlo simulation model that incorporates the probability of the performance conditions being met as of the grant date. Assumptions used in the Monte Carlo simulation model for the estimated fair value were as follows:

	Year Ended December 31,
	2023	2022	2021(1)
Weighted-average risk-free interest rate	4.7%	2.5%	—%
Expected volatility	32%	37%	—%
(1) There were no PSUs issued by the Company in 2021.

A summary of RSU and PSU award activity for the year ended December 31, 2023, is presented in the following table:

	RSUs		PSUs
(In thousands, except per share)	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,197	$53.46	235	$67.96
Granted	777	49.28	188	59.16
Vested (1)	(440)	46.01	(115)	54.72
Forfeited and canceled	(197)	68.18	(13)	70.76
Outstanding as of December 31, 2023	1,337	$51.31	295	$67.46
(1) The number of RSUs and PSUs vested includes common stock shares that the Company withheld on behalf of its employees to satisfy the minimum tax withholding.

The total fair value of RSUs that vested during 2023 and 2022 was $22 million and $30 million, respectively. The total fair value of PSUs that vested during 2023 and 2022 was $7 million and $5 million, respectively. As of December 31, 2023, unrecognized compensation cost related to RSUs and PSUs of $60 million is anticipated to be recognized over a weighted-average period of approximately 3 years.

14. Employee Benefit Plans

Pension Plans

Certain eligible employees of the Company participated in various retirement plans in Europe. In connection with the Separation, the Company also became the sponsor of a retirement plan in the U.K. (the “U.K. Retirement Plan”). The U.K. Retirement Plan did not allow for new participants or additional benefit accruals.

Other than the U.K. Retirement Plan, the Company deems other retirement plans to be immaterial to its Consolidated Financial Statements and are excluded from the disclosure below.

U.K. Retirement Plan

A reconciliation of the projected benefit obligation, fair value of the plan and the funded status, the amount recognized in financial statements, the assumptions used, the plan assets and funding requirements are shown below.

The change in the projected benefit obligation was as follows:

	December 31,
(In millions)	2023	2022
Projected benefit obligation at beginning of year	$788	$1,400
Interest cost	40	21
Actuarial (gain) loss (1)	9	(442)
Benefits paid	(48)	(52)
Foreign currency exchange rate changes	41	(139)
Projected benefit obligation at end of year	$830	$788
(1) Actuarial gains or losses are due to changes in the discount and mortality rates.

The change in the fair value of the plan assets and funded status was as follows:

	December 31,
(In millions)	2023	2022
Fair value of plan assets at beginning of year	$826	$1,460
Actual return on plan assets	60	(438)
Employer contributions	1	1
Benefits paid	(48)	(52)
Foreign currency exchange rate changes	44	(145)
Fair value of plan assets at end of year	$883	$826
Funded status of the plan assets at end of year (1)	$53	$38
(1) Funded status is recorded within Other long-term assets.

The amounts included in AOCIL that have not yet been recognized in net periodic benefit were as follows:

	December 31,
(In millions)	2023	2022
Net actuarial loss	$(156)	$(151)
Prior-service credit	14	14
Net loss recognized in AOCIL	$(142)	$(137)

The components of net benefit cost recognized were as follows:

	Year Ended December 31,
(In millions)	2023	2022
Interest cost component	$(40)	$(21)
Expected return on plan assets for the period	50	54
Amortization of prior-service credit	1	—
Amortization of net loss	(3)	—
Net benefit credit recognized (1)	$8	$33
(1) Net benefit credit is recorded within Other income, net.

The amount recognized in other comprehensive income was as follows:

	Year Ended December 31,
(In millions)	2023	2022
Net gain (loss)	$1	$(51)
Amortization prior-service credit and net loss	2	—
Other comprehensive income (loss)	$3	$(51)

The weighted-average assumptions used to determine the projected benefit obligation and the net periodic costs were as follows:

	Year Ended December 31,
	2023	2022
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.77%	5.03%
Rate of compensation increase (1)	—%	—%
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	5.03%	1.82%
Rate of compensation increase (1)	—%	—%
Expected long-term rate of return on plan assets	6.10%	4.13%
(1) No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.

The Company’s U.K. Retirement Plan’s assets are invested by a trustee, which include representatives of the Company, to meet the U.K. Retirement Plan’s projected future pension liabilities. During 2023, the Company changed the plan’s investment manager and appointed a fiduciary manager. The day-to-day management of the assets of the U.K. Retirement Plan has been delegated by the plan trustee to a fiduciary manager who decides the composition of the asset portfolio in line with the objectives of the plan’s trustee. The trustee’s investment objectives are to meet the performance target set by the trustee in a risk-controlled framework. The target strategic asset allocation for the U.K. Retirement Plan consists of approximately 65% liability-driven investments, intended to minimize market and interest rate risks, and approximately 35% growth and income assets. The actual asset allocations of the U.K. Retirement Plan are in line with the target asset allocations.

The fair values of investments held in the pension plans by major asset category were as follows:

		December 31,
(In millions)	Level	2023	2022
Cash and cash equivalents	Level 1	$11	$59
Fixed income securities	Level 1	21	—
Money Market	Level 2	18	—
Equities	Level 2	134	—
Fixed income securities	Level 2	890	572
Derivatives	Level 2	—	(137)
Other (1)	Level 2	(266)	—
Total assets in fair value hierarchy		$808	$494
Private Markets (2)		75	—
Commingled funds (2)		—	332
Investments, at fair value		$883	$826
(1) Represents repurchase agreements in the UK. Represent the plans’ short-term borrowing to hedge against interest rate and inflation risks. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value.
(2) Investments that are measured using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.

The expected benefit payments for the defined benefit pension plan are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2024	2025	2026	2027	2028	2029-2034
Expected payments	$49	$49	$53	$55	$55	$279

The Company’s funding practice is to evaluate the tax and cash position, and the funded status of the plan, in determining the planned contributions. The Company estimates that it will contribute approximately $1 million to the U.K. Retirement Plan in 2024.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. The Company’s contributions for the years ended December 31, 2023, 2022 and 2021, were $66 million, $54 million and $45 million, respectively. Defined contribution costs were primarily recorded in Direct operating expense in the Consolidated Statements of Operations.

15. Restructuring Charges and Other

Restructuring costs and other primarily related to severance, including projects to optimize the Company’s finance, human resources and information technology functions, and closing certain corporate and administrative offices, which were not associated with customer attrition.

For the year ended December 31, 2023, Restructuring costs and other totaled $32 million, including $21 million related to severance and $11 million primarily related to closing certain corporate and administrative offices.

The following table summarizes changes in the restructuring liability, which is included within Other current liabilities in the Consolidated Balance Sheets.

(In millions)	Severance	Other	Total
Balance as of December 31, 2022	$13	$—	$13
Charges incurred (1)	21	11	32
Payments	(27)	—	(27)
Non-cash reductions	—	(11)	(11)
Balance as of December 31, 2023	$7	$—	$7

The remaining severance liability at December 31, 2023, is expected to be substantially paid within 12 months.

16. Income Taxes

For the periods ended before the Separation, the Company was a member of XPO, and its U.S. taxable income was included in XPO’s consolidated U.S. federal income tax return as well as certain state and local taxing jurisdictions tax returns. For the periods ended after the Separation, the Company has filed a consolidated U.S. federal income tax return as well as state and local income tax returns. The Company’s foreign income tax returns are filed on a full-year basis.

Income (loss) before taxes related to the Company’s domestic and foreign operations was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
U.S.	$97	$105	$(25)
Foreign	169	159	178
Income before income taxes	$266	$264	$153

The components of income tax expense (benefit) are presented in the following table:

	Year Ended December 31,
(In millions)	2023	2022	2021
Current:
U.S. federal	$24	$40	$12
U.S state and local	7	2	2
Foreign	43	29	26
Total current income tax expense	$74	$71	$40
Deferred:
U.S. federal	$(3)	$(9)	$(13)
U.S state and local	(2)	(3)	(12)
Foreign	(36)	5	(23)
Total deferred income tax benefit	$(41)	$(7)	$(48)
Total income tax expense (benefit)	$33	$64	$(8)

Income tax expense (benefit) for 2023, 2022 and 2021 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. The Company’s U.S. federal statutory tax rate was 21% for 2023, 2022 and 2021. A reconciliation of the expected U.S. federal income tax expense (benefit), calculated by applying the federal statutory rate to the Company’s actual income tax expense (benefit) is presented in the following table:

	Year Ended December 31,
(In millions)	2023	2022	2021
Tax expense at U.S. federal statutory tax rate	$56	$55	$32
State taxes, net of U.S. federal benefit	3	(1)	(8)
Foreign rate differential	(14)	(10)	(2)
Foreign operations (1)	4	11	5
Contribution- and margin-based taxes	5	5	4
Valuation allowances	(4)	(3)	1
Stock-based compensation	1	(1)	1
Intangible assets (2)	(17)	—	(42)
Transaction costs	—	5	—
Other	(1)	3	1
Total income tax expense (benefit)	$33	$64	$(8)
(1) Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes and permanent items related to foreign operations.
(2) In 2023 and 2021, the Company recorded an income tax benefit related to the rights to use trade names, trademarks and other intellectual property.

Components of the Net Deferred Tax Asset or Liability

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the following table:

	December 31,
(In millions)	2023	2022
Deferred tax assets
Net operating loss and other tax attribute carryforwards	$79	$71
Accrued expenses	84	54
Other	17	15
Gross deferred tax assets	180	140
Valuation allowances	(50)	(44)
Total deferred tax assets, net of valuation allowance	130	96
Deferred tax liabilities
Intangible assets	(105)	(128)
Property and equipment	(78)	(70)
Pension and other retirement obligations	(6)	(1)
Other	(8)	(14)
Gross deferred tax liabilities	(197)	(213)
Net deferred tax liability	$(67)	$(117)

The deferred tax asset and deferred tax liability above are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2023	2022
Other long-term assets	$74	$43
Other long-term liabilities	(141)	(160)
Net deferred tax liability	$(67)	$(117)

Investments in Foreign Subsidiaries

As of December 31, 2023, the Company maintained a partial indefinite reinvestment assertion on its post- 2017 undistributed foreign earnings

Operating Loss and Tax Credit Carryforwards

The Company’s operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date (1)	2023	2022
Federal net operating losses for all U.S. operations	2033	$32	$17
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2024	2	2
Federal tax credit carryforwards	Various times starting in 2032	4	5
State tax credit carryforwards	Various times starting in 2024	7	6
Foreign net operating losses available to offset future taxable income	Various times starting in 2024	252	235
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

The balances and activity related to the Company’s valuation allowances were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
2023 (1)	$44	16	(10)	$50
2022	$45	3	(4)	$44
2021 (2)	$73	1	(29)	$45
(1) In 2023, due to the PFS Acquisition, the Company acquired $8 million of valuation allowances.
(2) In 2021, due to the Separation, the Company released $29 million of valuation allowances as the corresponding tax attributes reported by the Company on a combined basis were not transferred to the Company.

Unrecognized Tax Benefits

A reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

	Year Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$3	$3	$3
Increases related to positions taken during prior years	1	1	1
Reduction due to expiration of statutes of limitations	—	(1)	(1)
Gross unrecognized tax benefits	$4	$3	$3
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$4	$3	$3

The Company could reflect a reduction to unrecognized tax benefits of approximately $4 million over the next 12 months due to statutes of limitations expirations or because tax positions are sustained on audit.

The Company is subject to taxation in the U.S. and foreign jurisdictions. As of December 31, 2023, the Company is under examination for its income tax filings in the states of North Carolina and Wisconsin. Various foreign tax returns for years after 2009 are open under relevant statutes of limitations and are subject to audit.

17. Commitments and Contingencies

The Company is involved, and will continue to be involved, in numerous legal proceedings arising from the conduct of its business. These proceedings may include personal injury claims arising from the transportation and handling of goods, contractual disputes and employment-related claims, including alleged violations of wage and hour laws.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2023 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15 under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the “Internal Control - Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management excluded from its design and assessment of internal control over financial reporting PFSweb, Inc. which was acquired on October 23, 2023. PFSweb, Inc. constituted approximately 1.8% of total assets, excluding associated goodwill and intangible assets, and approximately 0.8% of total revenues as of and for the year ended December 31, 2023. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year following acquisition while integrating the acquired company under guidelines established by the SEC.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 29, 2024.

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

Item 11. Executive Compensation.

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 29, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information will be filed with the SEC on or before April 29, 2024.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Stamford, Connecticut, Auditor Firm ID: 185.

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 29, 2024.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements and Financial Statement Schedules

The list of Consolidated Financial Statements provided in the Index to Consolidated Financial Statements is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules are omitted because the required information is not applicable or because the information required is included in the Consolidated Financial Statements and notes thereto.

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

10.17+
Settlement Agreement, dated as of November 7, 2023, by and between GXO Logistics UK Limited and Maryclaire Hammond, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 8, 2023).

10.18+
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

10.21+
Offer Letter between XPO Logistics, Inc. and Baris Oran, dated as of April 20, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.22+
Offer Letter between GXO Logistics, Inc. and Elizabeth Fogarty, dated as of October 22, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.23*+	Offer Letter between XPO Supply Chain UK Limited and Richard Cawston, dated as of July 14, 2021.
10.24*+	Service Agreement between XPO Supply Chain UK Limited and Richard Cawston, dated as of July 12, 2021.
10.25
Credit Agreement, dated as of June 23, 2021, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent and an Issuing Lender (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

10.26
Amendment No. 1 to Credit Agreement, dated as of March 9, 2023, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 10, 2023).

10.27
Term Loan Credit Agreement, dated as of March 22, 2022, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 23, 2022).

10.28***
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
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

97.1*	GXO Logistics, Inc. Amended and Restated Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted exhibits to the SEC or its staff upon its request.
+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GXO Logistics, Inc.

Date: February 15, 2024	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: February 15, 2024	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Malcolm Wilson	Chief Executive Officer and Director	February 14, 2024
Malcolm Wilson	(Principal Executive Officer)

/s/ Baris Oran	Chief Financial Officer	February 14, 2024
Baris Oran	(Principal Financial Officer)

/s/ Paul Blanchett	Chief Accounting Officer	February 14, 2024
Paul Blanchett	(Principal Accounting Officer)

/s/ Brad Jacobs	Director	February 14, 2024
Brad Jacobs	(Chairman)

/s/ Marlene Colucci	Director	February 14, 2024
Marlene Colucci	(Vice Chair)

/s/ Oren Shaffer	Director	February 14, 2024
Oren Shaffer	(Lead Independent Director)

/s/ Gena Ashe	Director	February 14, 2024
Gena Ashe

/s/ Clare Chatfield	Director	February 14, 2024
Clare Chatfield

/s/ Joli L. Gross	Director	February 14, 2024
Joli L. Gross

/s/ Jason Papastavrou	Director	February 14, 2024
Jason Papastavrou

/s/ Matthew J. Fassler	Director	February 14, 2024
Matthew J. Fassler