Form 10-Q
period 2024-03-31
GXO Logistics, Inc.
filed 2024-05-08
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 6, 2024, there were 119,431,782 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
Revenue	$2,456	$2,323
Direct operating expense	2,056	1,906
Selling, general and administrative expense	249	258
Depreciation and amortization expense	92	83
Transaction and integration costs	19	13
Restructuring costs and other	16	21
Litigation expense	63	—
Operating income (loss)	(39)	42
Other income, net	6	—
Interest expense, net	(13)	(13)
Income (loss) before income taxes	(46)	29
Income tax (expense) benefit	10	(3)
Net income (loss)	(36)	26
Net income attributable to Noncontrolling Interests (“NCI”)	(1)	(1)
Net income (loss) attributable to GXO	$(37)	$25

Earnings (loss) per share
Basic	$(0.31)	$0.21
Diluted	$(0.31)	$0.21

Weighted-average common shares outstanding
Basic	119,273	118,781
Diluted	119,273	119,231

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income (loss)	$(36)	$26
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14)	13
Cash flow hedges	1	(3)
Pension plans	2	—
Other comprehensive income (loss), net of tax	(11)	10
Comprehensive income (loss), net of tax	(47)	36
Less: Comprehensive income attributable to NCI	—	1
Comprehensive income (loss) attributable to GXO	$(47)	$35

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$423	$468
Accounts receivable, net of allowance of $10 and $11	1,665	1,753
Other current assets	375	347
Total current assets	2,463	2,568
Long-term assets
Property and equipment, net of accumulated depreciation of $1,599 and $1,545	951	953
Operating lease assets	2,192	2,201
Goodwill	2,870	2,891
Intangible assets, net of accumulated amortization of $542 and $528	542	567
Other long-term assets	362	327
Total long-term assets	6,917	6,939
Total assets	$9,380	$9,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$615	$709
Accrued expenses	976	966
Current debt	126	27
Current operating lease liabilities	597	597
Other current liabilities	311	327
Total current liabilities	2,625	2,626
Long-term liabilities
Long-term debt	1,511	1,620
Long-term operating lease liabilities	1,836	1,842
Other long-term liabilities	505	473
Total long-term liabilities	3,852	3,935
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,368 and 119,057 issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,602	2,598
Retained earnings	515	552
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(249)	(239)
Total stockholders’ equity before NCI	2,869	2,912
NCI	34	34
Total equity	2,903	2,946
Total liabilities and equity	$9,380	$9,507

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(36)	$26
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	92	83
Stock-based compensation expense	8	9
Deferred tax benefit	(2)	(7)
Other	14	9
Changes in operating assets and liabilities
Accounts receivable	70	57
Other assets	(42)	11
Accounts payable	(106)	(49)
Accrued expenses and other liabilities	52	(100)
Net cash provided by operating activities	50	39
Cash flows from investing activities:
Capital expenditures	(73)	(91)
Proceeds from sale of property and equipment	6	9
Purchase of Wincanton plc shares	(15)	—
Net cash used in investing activities	(82)	(82)
Cash flows from financing activities:
Repayments of debt, net	—	(21)
Repayments of finance lease obligations	(8)	(8)
Taxes paid related to net share settlement of equity awards	(4)	(4)
Other	4	4
Net cash used in financing activities	(8)	(29)
Effect of exchange rates on cash and cash equivalents	(5)	3
Net decrease in cash, restricted cash and cash equivalents	(45)	(69)
Cash, restricted cash and cash equivalents, beginning of period	470	495
Cash, restricted cash and cash equivalents, end of period	$425	$426

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$423	$426
Restricted Cash (included in Other long-term assets)	2	—
Total cash, restricted cash and cash equivalents	$425	$426

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance As of December 31, 2023	119,057	$1	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income (loss)	—	—	—	(37)	—	(37)	1	(36)
Other comprehensive loss	—	—	—	—	(10)	(10)	(1)	(11)
Stock-based compensation	—	—	8	—	—	8	—	8
Vesting of stock compensation awards	394	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(83)	—	(4)	—	—	(4)	—	(4)
Balance as of March 31, 2024	119,368	$1	$2,602	$515	$(249)	$2,869	$34	$2,903

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2022	118,728	$1	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	25	—	25	1	26
Other comprehensive income	—	—	—	—	10	10	—	10
Stock-based compensation	—	—	9	—	—	9	—	9
Vesting of stock compensation awards	265	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(104)	—	(4)	—	—	(4)	—	(4)
Balance as of March 31, 2023	118,889	$1	$2,580	$348	$(244)	$2,685	$34	$2,719

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023. Certain amounts reported for prior periods have been reclassified to conform to the current period’s presentation.

The Company presents its operations as one reportable segment.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2024, the SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules include disclosures relating to climate-related risks and risk management, as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. Larger registrants will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. The disclosures are required for annual periods ending December 31, 2025. In April 2024, the SEC issued an order staying the implementation of the new climate-related disclosure rules pending completion of judicial review of consolidated changes to the rules by the Court of Appeals for the Eighth Circuit. The Company continues to monitor developments and evaluate the potential impact of these rules on its Consolidated Financial Statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for expanded disclosures primarily related to income taxes paid and the rate reconciliation. The amendments are effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
United Kingdom	$913	$844
United States	747	714
Netherlands	218	196
France	200	202
Spain	129	127
Italy	93	88
Other	156	152
Total	$2,456	$2,323

The Company’s revenue can also be disaggregated by various verticals, reflecting the customer’s principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Omnichannel retail	$1,022	$964
Technology and consumer electronics	382	366
Food and beverage	316	307
Consumer packaged goods	295	226
Industrial and manufacturing	266	270
Other	175	190
Total	$2,456	$2,323

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	March 31,	December 31,
(In millions)	2024	2023
Contract assets included in:
Other current assets	$22	$21
Other long-term assets	166	160
Total contract assets	$188	$181
Contract liabilities included in:
Other current liabilities	$210	$210
Other long-term liabilities	112	115
Total contract liabilities	$322	$325

Revenue recognized included the following:

	Three Months Ended March 31,
(In millions)	2024	2023
Amounts included in the beginning of year contract liability balance	$105	$82

Remaining Performance Obligations

The remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, the Company omits obligations that have original expected durations of one year or less or contain variable consideration.

As of March 31, 2024, the fixed consideration component of the Company’s remaining performance obligation was approximately $3.7 billion, and the Company expects to recognize approximately 75% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Leases

The Company has operating leases for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for warehouse equipment.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	March 31,	December 31,
(In millions)	2024	2023
Operating leases:
Operating lease assets	$2,192	$2,201

Current operating lease liabilities	$597	$597
Long-term operating lease liabilities	1,836	1,842
Total operating lease liabilities	$2,433	$2,439

Finance leases:
Property and equipment, net	$100	$107

Current debt	$26	$26
Long-term debt	81	90
Total finance lease liabilities	$107	$116

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Operating leases:
Operating lease cost	$209	$218
Short-term lease cost	24	26
Variable lease cost	39	28
Total operating lease cost (1)	$272	$272
Finance leases:
Amortization of leased assets	$7	$7
Interest expense on lease liabilities	1	1
Total finance lease cost	$8	$8
Total operating and finance lease cost	$280	$280
(1) Operating lease cost is primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Leased assets obtained in exchange for new lease obligations:
Operating leases	$167	$73
Finance leases	—	3

4. Acquisitions

Wincanton Acquisition

On February 29, 2024, the Company and the board of directors of Wincanton plc, a logistics company based in Chippenham, United Kingdom (“Wincanton”), reached an agreement on the terms of a cash offer by the Company for the acquisition of the entire issued ordinary share capital of Wincanton (the “Wincanton Acquisition”). Wincanton is a British logistics provider specializing in both warehousing and transportation solutions. Wincanton services industries in grocery, retail and manufacturing, consumer goods, ecommerce, healthcare, defense, industrial, and energy. Under the terms of the agreement, Wincanton shareholders will be entitled to receive 605 pence ($7.64 as of March 31, 2024) in cash for each Wincanton share held.

In connection with the Wincanton Acquisition, (i) the Company entered into a bridge term loan credit agreement, (ii) the Company entered into a three-year term loan credit agreement (“Three-Year Term Loan due 2027”), and (iii) in April 2024, the Company issued $1.1 billion aggregate principal amount of its senior notes (the “Unsecured Notes”). For additional information regarding the financing agreements entered in connection with the Wincanton Acquisition, see Note 5. Debt and Financing Arrangements and Note 13. Subsequent Events.

During March 2024, the Company purchased approximately 2.0 million Wincanton shares for approximately £12 million ($15 million).

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

The Company recorded the preliminary fair value of assets acquired and liabilities assumed on the date of acquisition, including intangible assets comprising customer relationships, trademarks, trade names and developed technology of $55 million with a weighted-average amortization period of 13 years. Goodwill acquired in connection with the acquisition was $82 million, recorded in the Americas and Asia-Pacific reporting unit, and was attributed to anticipated synergies. The Company does not expect the goodwill recognized in connection with the PFS Acquisition to be deductible for income tax purposes. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.

5. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		March 31,	December 31,
(In millions)	Rate (1)	2024	2023
Unsecured notes due 2026 (2)	1.65%	$398	$398
Unsecured notes due 2031 (3)	2.65%	397	397
Three-Year Term Loan due 2025	6.55%	235	235
Five-Year Term Loan due 2027 (4)	6.68%	499	499
Finance leases and other debt	Various	108	118
Total debt		1,637	1,647
Less: Current debt		126	27
Total Long-term debt		$1,511	$1,620
(1) Interest rate as of March 31, 2024.
(2) Net of unamortized debt issuance costs of $2 million as of March 31, 2024 and December 31, 2023.
(3) Net of unamortized debt issuance costs of $3 million as of March 31, 2024 and December 31, 2023.
(4) Net of unamortized debt issuance costs of $1 million as of March 31, 2024 and December 31, 2023.

Bridge Term Loan

On February 29, 2024, the Company entered into a bridge term loan credit agreement that provided a £763 million ($963 million as of March 31, 2024) unsecured term loan facility (the “Bridge Term Loan”) to fund the Wincanton Acquisition. The Bridge Term Loan matures 364 days after an advance. Loans under the Bridge Term Loan bear interest at the daily simple Sterling Overnight Index Average Rate (“SONIA”) plus an applicable margin calculated based on the Company’s credit ratings. No amounts were outstanding under the Bridge Term Loan as of March 31, 2024.

Concurrently with the closing of the Three-Year Term Loan due 2027, the Company reduced the commitments under the Bridge Term Loan by the aggregate amount of commitments under the Three-Year Term Loan due 2027. Concurrently with the closing of the Unsecured Notes, the Company terminated the remaining commitments under the Bridge Term Loan.

Three-Year Term Loan due 2027

On March 29, 2024, the Company entered into a term loan credit agreement with the lenders and other parties from time to time party thereto and Bank of America N.A., as administrative agent. The Three-Year Term Loan due 2027 provided for a three-year multicurrency £250 million ($316 million as March 31, 2024) unsecured term facility, that may be borrowed by the Company to fund the Wincanton Acquisition.

Loans under the Three-Year Term Loan due 2027 will bear interest at a fluctuating rate per annum equal to, (a) with respect to borrowings in U.S. Dollars, at the Company’s option, the alternate base rate or term Secured Overnight Financing Rate (“SOFR”) and (b) with respect to borrowings in Pounds Sterling, daily simple SONIA, in each case, plus an applicable margin calculated based on the Company’s credit ratings. No amounts were outstanding under the Three-Year Term Loan due 2027 as of March 31, 2024.

Concurrently with the closing of the Unsecured Notes, the Company terminated the commitments under the Three-Year Term Loan due 2027. For additional information regarding subsequent financing agreements entered in connection with the Wincanton Acquisition, see Note 13. Subsequent Events.

Revolving Credit Agreement

On March 29, 2024, the Company terminated its previous revolving credit agreement expiring in 2026 and entered into a new revolving credit agreement with Bank of America N.A., as administrative agent and an issuing lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement is a five-year unsecured, multicurrency revolving facility expiring in 2029. The aggregate commitment of all lenders under the Revolving Credit Agreement will be equal to $800 million, of which $100 million is available for the issuance of letters of credit.

Loans under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. Dollars, at the Company’s option the alternate base rate or term SOFR, (b) with respect to borrowings in Canadian Dollars, term Canadian Overnight Repo Rate Average (“CORRA”), (c) with respect to borrowings in Pounds Sterling, daily simple SONIA and (d) with respect to borrowings in Euros, Euro Interbank Offered Rate (“EURIBOR”), in each case, plus an applicable margin calculated based on the Company’s credit ratings. No amounts were outstanding under the new or previous revolving credit agreements as of March 31, 2024 or December 31, 2023.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Receivables sold in period	$291	$263
Cash consideration	289	261
Net cash provided by operating cash flows	3	—

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of March 31, 2024, the Company complied with the covenants contained in its debt and financing arrangements.

6. Fair Value Measurements and Financial Instruments

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2024, and December 31, 2023, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		March 31, 2024		December 31, 2023
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$366	$398	$362	$398
Unsecured notes due 2031	2	326	397	326	397
Three-Year Term Loan due 2025	2	231	235	231	235
Five-Year Term Loan due 2027	2	493	499	493	499

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	March 31, 2024		December 31, 2023		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swap agreements	$487	$11	$487	$3	Other long-term assets
Cross-currency swap agreements	165	3	165	7	Other current liabilities
Cross-currency swap agreements	883	29	883	49	Other long-term liabilities

Derivatives designated as cash flow hedge:
Interest rate swaps	$125	$1	$125	$2	Other current assets
Interest rate swaps (1)	250	6	125	3	Other long-term assets

Derivatives not designated as hedges:
Foreign currency option contracts	$314	$8	$397	$8	Other current assets
Foreign currency forward contracts	3	—	1	—	Other current assets
(1) In January 2024, the Company entered into an interest rate swap schedule to mature in 2025, with a notional amount of $125 million.

As of March 31, 2024 and December 31, 2023, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$32	$(2)	$1	$(16)	$(3)	$1
Derivatives designated as cash flow hedges
Interest rate swaps	$2	$—	$—	$(3)	$—	$—
(1) Amounts reclassified to Net income (loss) are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended March 31,

(In millions)	2024	2023
Realized loss	$(1)	$(2)
Unrealized gain	3	1
Foreign currency gain (loss)	$2	$(1)

7. Earnings per Share

The computations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
Net income (loss) attributable to common shares	$(37)	$25

Basic weighted-average common shares	119,273	118,781
Diluted weighted-average common shares (1)	119,273	119,231

Basic earnings (loss) per share	$(0.31)	$0.21
Diluted earnings (loss) per share	$(0.31)	$0.21

Antidilutive shares excluded from diluted weighted-average common shares (1)	2,692	1,817
(1) For the three months ended March 31, 2024, weighted average shares for basic earnings per share is used for calculating diluted earnings per share because there was a net loss for the period and, as such, all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

8. Stockholders’ Equity

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(41)	33	1	1	1	(5)
Amounts reclassified to net income (loss)	—	1	—	1	—	2
Tax amounts	—	(7)	—	—	—	(7)
Other comprehensive income (loss), net of tax	(41)	27	1	2	1	(10)
As of March 31, 2024	$(124)	$(20)	$6	$(111)	$—	$(249)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2022	$(156)	$7	$7	$(112)	$—	$(254)
Other comprehensive income (loss) before reclassifications	24	(16)	(4)	—	—	4
Amounts reclassified to net income	—	2	—	—	—	2
Tax amounts	—	3	1	—	—	4
Other comprehensive income (loss), net of tax	24	(11)	(3)	—	—	10
As of March 31, 2023	$(132)	$(4)	$4	$(112)	$—	$(244)

9. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a retirement plan in the U.K. (the “U.K. Retirement Plan”). Components of the net periodic benefit cost recognized under the U.K. Retirement Plan were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Interest cost	$(9)	$(10)
Expected return on plan assets	13	12
Amortization of net loss	(1)	—
Net periodic pension income (1)	$3	$2
(1) Net periodic pension income is recorded in Other income, net in the Condensed Consolidated Statements of Operations.

Other than the U.K Retirement Plan, the Company deems other retirement plans to be immaterial to its Consolidated Financial Statements and are excluded from this disclosure.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. The Company’s contributions were $17 million for each of the three months ended March 31, 2024 and 2023. Defined contribution costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

10. Restructuring Costs and Other

Restructuring costs primarily related to severance, including projects to optimize the Company’s finance, human resources and information technology functions, and closing certain corporate and administrative offices, which were not associated with customer attrition.

The following table summarizes changes in the restructuring liability, which is included in other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2023	$7
Charges incurred	16
Payments	(6)
Balance as of March 31, 2024	$17

The restructuring liability as of March 31, 2024 is expected to be substantially paid within the next 12 months.

11. Income Taxes

Income taxes for the three months ended March 31, 2024 was a $10 million tax benefit compared with a $3 million tax expense for the same period in 2023. The Company’s effective tax rate for the three months ended March 31, 2024 was a benefit on pre-tax loss of 21.1%, compared to an expense on pre-tax income of 11.0% for the same period in 2023. In 2023, the effective tax rate was reduced by discrete tax benefits from the release of valuation allowances.

The Organization for Economic Co-operation and Development (“OECD”) issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. The Company does not expect the Pillar Two rules to materially impact its tax liability in 2024.

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

During the first quarter of 2024, a trial was held in the United States District Court for the Western District of Missouri in connection with a dispute between the Company and one of its customers related to the start-up of the customer’s warehouse that occurred in 2018 (Lindt et al v. GXO Warehouse Company, Inc., docket no. 4:22-cv-00384-BP). In March 2024, the jury returned verdicts in favor of the customer. The Company recognized a $63 million expense in the three months ended March 31, 2024 for the jury verdicts, potential post-trial awards of interest, associated legal fees, costs and other related expenses. The Company believes that this case was incorrectly decided and intends to pursue post-verdict remedies as necessary, including an appeal, and will pursue reimbursement under its existing insurance policies.

13. Subsequent Events

Wincanton Acquisition

On April 10, 2024, the Wincanton shareholders approved the Wincanton Acquisition and on April 29, 2024, the Company completed the Wincanton Acquisition for total consideration of approximately £762 million ($953 million), including shares purchased prior to the acquisition. The Competition and Markets Authority (the “CMA”) in the U.K. is currently reviewing the Wincanton Acquisition. The Company estimates that the CMA’s review of the acquisition will be completed during the second half of 2024.

Debt and Financing Transactions

On April 25, 2024, the Company entered into an underwriting agreement to issue and sell $1.1 billion of Unsecured Notes, consisting of $600 million in aggregate principal amount of its 6.25% senior notes due 2029 (the “2029 Notes”) and $500 million in aggregate principal amount of its 6.50% senior notes due 2034 (the “2034 Notes”) in a registered public offering to fund the Wincanton Acquisition. The closing of the sale of the Unsecured Notes occurred on May 6, 2024.

The 2029 Notes bear interest at a rate of 6.25% per annum payable semiannually on May 6 and November 6 of each year, beginning on November 6, 2024, and maturing on May 6, 2029. The 2034 Notes bear interest at a rate of 6.50% per annum payable semiannually on May 6 and November 6 of each year, beginning on November 6, 2024, and maturing on May 6, 2034.

Concurrently with the closing of the Unsecured Notes, the Company terminated the commitments under the Bridge Term Loan and the commitments under the Three-Year Term Loan due 2027.

Also, on May 6, 2024, the Company repaid $100 million of the Five-Year Term Loan due 2027 from proceeds received from the Unsecured Notes.

Financial Instruments

In April 2024, the Company amended four cross-currency swaps with an aggregate notional value of $315 million that will mature in 2027 and 2028, and entered into three cross-currency swaps with an aggregate notional value of $300 million that will mature in 2029.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 15, 2024 (the “2023 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change	% Change
Revenue	$2,456	$2,323	$133	6%
Direct operating expense	2,056	1,906	150	8%
Selling, general and administrative expense	249	258	(9)	(3)%
Depreciation and amortization expense	92	83	9	11%
Transaction and integration costs	19	13	6	46%
Restructuring costs and other	16	21	(5)	(24)%
Litigation expense	63	—	63	n/m
Operating income (loss)	(39)	42	(81)	n/m
Other income, net	6	—	6	n/m
Interest expense, net	(13)	(13)	—	—%
Income (loss) before income taxes	(46)	29	(75)	n/m
Income tax (expense) benefit	10	(3)	13	n/m
Net income (loss)	$(36)	$26	$(62)	n/m
n/m - not meaningful

Revenue for the three months ended March 31, 2024, increased by 6%, or $133 million, to $2.5 billion compared with $2.3 billion for the same period in 2023. The increase in 2024 compared to the prior period primarily reflects $63 million from the PFS Acquisition and $50 million due to favorable foreign currency movement.

Direct operating expense is comprised of both fixed and variable expenses and consists of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for the three months ended March 31, 2024, increased by 8%, or $150 million, to $2.1 billion compared with $1.9 billion for the same period in 2023. Direct operating expense increased primarily due to $94 million higher personnel and temporary labor expenses, excluding the PFS Acquisition. The PFS Acquisition increased Direct operating expense by $51 million. As a percentage of revenue, direct operating expense for the three months ended March 31, 2024, was 83.7% compared with 82.0% for the same period in 2023.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits costs for executive and administrative functions, professional fees, bad debt expense and legal costs. SG&A for the three months ended March 31, 2024, decreased by $9 million, to $249 million compared with $258 million for the same period in 2023. SG&A decreased due to lower personnel costs, primarily for certain administrative functions.

Depreciation and amortization expense for the three months ended March 31, 2024 increased by $9 million to $92 million compared with $83 million for the same period in 2023. Amortization expense was $19 million and $17 million for the three months ended March 31, 2024 and 2023, respectively.

Transaction and integration costs for the three months ended March 31, 2024 were $19 million and primarily related to the acquisition of Wincanton plc (the “Wincanton Acquisition”). Transaction and integration costs for the three months ended March 31, 2023 were $13 million and primarily related to the integration of Clipper Logistics plc.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the three months ended March 31, 2024 were $16 million compared with $21 million for the same period in 2023. Restructuring costs and other for the three months ended March 31, 2024 relate to a restructuring plan designed to centralize certain processes and standardize operating structures. For the three months ended March 31, 2023, restructuring costs and other included severance charges of $15 million and impairment charges of $6 million as a result of closing certain corporate and administrative offices.

Litigation expense primarily relates to an ongoing legal matter. During the first quarter of 2024, a trial was held in the United States District Court for the Western District of Missouri in connection with a dispute between the Company and one of its customers related to the start-up of the customer’s warehouse that occurred in 2018 (Lindt et al v. GXO Warehouse Company, Inc., docket no. 4:22-cv-00384-BP). In March 2024, the jury returned verdicts in favor of the customer. The Company recognized a $63 million expense in the three months ended March 31, 2024 for the jury verdicts, potential post-trial awards of interest, associated legal fees, costs and other related expenses. The Company believes that this case was incorrectly decided and intends to pursue post-verdict remedies as necessary, including an appeal, and will pursue reimbursement under its existing insurance policies.

Other income, net increased due to foreign currency gains and higher pension income. Other income, net was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change	% Change
Net periodic pension income	$3	$2	$1	50%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(1)	(2)	1	(50)%
Unrealized foreign currency option and forward contracts gain	3	1	2	n/m
Foreign currency transaction and remeasurement gain (loss)	1	(1)	2	n/m
Total foreign currency gain (loss)	3	(2)	5	n/m
Other income, net	$6	$—	$6	n/m
n/m - not meaningful

Interest expense, net was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change	% Change
Debt and capital leases	$24	$24	$—	—%
Cross-currency swaps	(8)	(8)	—	—%
Interest income	(3)	(3)	—	—%
Interest expense, net	$13	$13	$—	—%

Income (loss) before income taxes for the three months ended March 31, 2024 was a loss of $46 million compared with income of $29 million for the same period in 2023. The decrease was primarily due to a $63 million litigation expense recorded in the three months ended March 31, 2024.

Income taxes for the three months ended March 31, 2024 was a $10 million tax benefit compared with a $3 million tax expense for the same period in 2023. Our effective tax rate for the three months ended March 31, 2024 was a benefit on pre-tax loss of 21.1%, compared to an expense on pre-tax income of 11.0% for the same period in 2023. In 2023, our effective tax rate was reduced by discrete tax benefits from the release of valuation allowances.

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

As of March 31, 2024, we held cash and cash equivalents of $423 million and we had $799 million of borrowing capacity, net of letters of credit under our revolving credit facility. Additionally, we entered into borrowing agreements during the first quarter of 2024 to fund the Wincanton Acquisition. We believe that our cash and cash equivalents on hand, cash flows from operations, the revolving credit facility, and the use of our factoring programs will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

For additional information regarding our cash requirement from lease obligations, indebtedness and contractual obligations, see Note 3. Leases, Note 5. Debt and Financing Arrangements, Note 12. Commitments and Contingencies, and Note 13. Subsequent Events, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

(In millions)	March 31, 2024	December 31, 2023	$ Change	% Change
Total current assets	$2,463	$2,568	$(105)	(4)%
Total long-term assets	6,917	6,939	(22)	—%
Total current liabilities	2,625	2,626	(1)	—%
Total long-term liabilities	3,852	3,935	(83)	(2)%

Total current assets and liabilities decreased from December 31, 2023 to March 31, 2024 primarily due to the seasonality of our business. Total long-term liabilities decreased from December 31, 2023 to March 31, 2024 due to the repayment of $100 million of the Five-Year Term Loan due 2027 on May 6, 2024 that was classified as current liabilities as of March 31, 2024.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$50	$39	$11	28%
Net cash used in investing activities	(82)	(82)	—	—%
Net cash used in financing activities	(8)	(29)	21	(72)%
Effect of exchange rates on cash and cash equivalents	(5)	3	(8)	n/m
Net decrease in cash, restricted cash and cash equivalents	$(45)	$(69)	$24	(35)%
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2024 increased $11 million compared with the same period in 2023. The increase was primarily due to the increase in working capital, partially offset by lower net income.

Investing Activities

Investing activities used $82 million of cash for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, we used $73 million of cash to purchase property and equipment and $15 million to purchase Wincanton shares and received $6 million of cash from sales of property and equipment. During the three months ended March 31, 2023, we used $91 million of cash to purchase property and equipment and received $9 million of cash from sales of property and equipment.

Financing Activities

Financing activities used $8 million of cash for the three months ended March 31, 2024, including $8 million to repay finance lease obligations and $4 million in payments for employee taxes on net settlement of equity awards. Financing activities used $29 million of cash for the three months ended March 31, 2023, including $21 million to repay debt, $8 million to repay finance lease obligations and $4 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2024, the Company’s contractual obligations had not materially changed compared with December 31, 2023.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Critical Accounting Policies” in Part II, Item 7 of our Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements

Information related to new accounting standards is included in Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements due primarily to variable rate long-term debt obligations and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the three months ended March 31, 2024, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2024 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of PFSweb, Inc., there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Cash offer for Wincanton Plc by GXO Logistics, Inc., dated as of February 29, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.1
Aberforth Deed of Irrevocable Undertaking, dated as of February 28, 2024 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.2
Threadneedle Deed of Irrevocable Undertaking, dated as of February 28, 2024 (incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.3
Wellcome Deed of Irrevocable Undertaking, dated as of February 29, 2024 (incorporated by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.4
Polar Capital Deed of Irrevocable Undertaking, dated as of February 29, 2024 (incorporated by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.5*	Bridge Credit Agreement, dated as of February 29, 2024.
10.6
Term Loan Credit Agreement, dated as of March 29, 2024, by and among GXO, the lenders and other parties from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on April 1, 2024).

10.7
Credit Agreement, dated as of March 29, 2024, by and among GXO, the lenders and other parties from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on April 1, 2024).

10.8
Second Supplemental Indenture, dated as of May 6, 2024, by and between GXO and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 6, 2024).

10.9*+	Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan)
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

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

GXO Logistics, Inc.

Date: May 8, 2024	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)