Form 10-Q
period 2024-06-30
GXO Logistics, Inc.
filed 2024-08-06
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 2, 2024, there were 119,466,455 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$2,846	$2,394	$5,302	$4,717
Direct operating expense	2,389	1,957	4,445	3,863
Selling, general and administrative expense	270	245	519	503
Depreciation and amortization expense	99	84	191	167
Transaction and integration costs	15	6	34	19
Restructuring costs and other	1	3	17	24
Litigation expense	(3)	—	60	—
Operating income	75	99	36	141
Other income, net	1	1	7	1
Interest expense, net	(23)	(14)	(36)	(27)
Income before income taxes	53	86	7	115
Income tax expense	(14)	(20)	(4)	(23)
Net income	39	66	3	92
Net income attributable to Noncontrolling Interests (“NCI”)	(1)	(1)	(2)	(2)
Net income attributable to GXO	$38	$65	$1	$90

Earnings per share
Basic	$0.32	$0.55	$0.01	$0.76
Diluted	$0.32	$0.54	$0.01	$0.75

Weighted-average common shares outstanding
Basic	119,427	118,927	119,350	118,854
Diluted	119,683	119,415	119,680	119,323

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$39	$66	$3	$92
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14)	17	(28)	30
Cash flow hedges	—	4	1	1
Pension plans	—	1	2	1
Other comprehensive income (loss), net of tax	(14)	22	(25)	32
Comprehensive income (loss), net of tax	25	88	(22)	124
Less: Comprehensive income attributable to NCI	1	2	1	3
Comprehensive income (loss) attributable to GXO	$24	$86	$(23)	$121

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$469	$468
Accounts receivable, net of allowance of $15 and $11	1,909	1,753
Other current assets	419	347
Total current assets	2,797	2,568
Long-term assets
Property and equipment, net of accumulated depreciation of $1,637 and $1,545	1,093	953
Operating lease assets	2,344	2,201
Goodwill	3,664	2,891
Intangible assets, net of accumulated amortization of $563 and $528	942	567
Other long-term assets	520	327
Total long-term assets	8,563	6,939
Total assets	$11,360	$9,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$690	$709
Accrued expenses	1,286	966
Current debt	219	27
Current operating lease liabilities	672	597
Other current liabilities	402	327
Total current liabilities	3,269	2,626
Long-term liabilities
Long-term debt	2,551	1,620
Long-term operating lease liabilities	1,981	1,842
Other long-term liabilities	626	473
Total long-term liabilities	5,158	3,935
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,437 and 119,057 issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,610	2,598
Retained earnings	553	552
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(263)	(239)
Total stockholders’ equity before NCI	2,901	2,912
NCI	32	34
Total equity	2,933	2,946
Total liabilities and equity	$11,360	$9,507

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$3	$92
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	191	167
Stock-based compensation expense	19	18
Deferred tax benefit	(16)	(17)
Other	10	10
Changes in operating assets and liabilities
Accounts receivable	56	(29)
Other assets	(8)	18
Accounts payable	(82)	(107)
Accrued expenses and other liabilities	(8)	(52)
Net cash provided by operating activities	165	100
Cash flows from investing activities:
Capital expenditures	(161)	(150)
Proceeds from sale of property and equipment	10	10
Acquisition of businesses, net of cash acquired	(863)	—
Net cash used in investing activities	(1,014)	(140)
Cash flows from financing activities:
Proceeds from debt, net	1,085	—
Repayments of debt, net	(196)	(138)
Repayments of finance lease obligations	(19)	(16)
Taxes paid related to net share settlement of equity awards	(7)	(6)
Other	(6)	5
Net cash provided by (used in) financing activities	857	(155)
Effect of exchange rates on cash and cash equivalents	(7)	5
Net increase (decrease) in cash, restricted cash and cash equivalents	1	(190)
Cash, restricted cash and cash equivalents, beginning of period	470	495
Cash, restricted cash and cash equivalents, end of period	$471	$305

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$469	$305
Restricted Cash (included in Other long-term assets)	2	—
Total cash, restricted cash and cash equivalents	$471	$305

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of March 31, 2024	119,368	$1	$2,602	$515	$(249)	$2,869	$34	$2,903
Net income	—	—	—	38	—	38	1	39
Other comprehensive loss	—	—	—	—	(14)	(14)	—	(14)
Stock-based compensation	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	115	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(46)	—	(3)	—	—	(3)	—	(3)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2024	119,437	$1	$2,610	$553	$(263)	$2,901	$32	$2,933

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2023	119,057	$1	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income	—	—	—	1	—	1	2	3
Other comprehensive loss	—	—	—	—	(24)	(24)	(1)	(25)
Stock-based compensation	—	—	19	—	—	19	—	19
Vesting of stock compensation awards	509	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(129)	—	(7)	—	—	(7)	—	(7)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2024	119,437	$1	$2,610	$553	$(263)	$2,901	$32	$2,933

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of March 31, 2023	118,889	$1	$2,580	$348	$(244)	$2,685	$34	$2,719
Net income	—	—	—	65	—	65	1	66
Other comprehensive income	—		—	—	21	21	1	22
Stock-based compensation	—	—	9	—	—	9	—	9
Vesting of stock compensation awards	71	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(28)	—	(2)	—	—	(2)	—	(2)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2023	118,932	$1	$2,587	$413	$(223)	$2,778	$33	$2,811

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2022	118,728	$1	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	90	—	90	2	92
Other comprehensive income	—	—	—	—	31	31	1	32
Stock-based compensation	—	—	18	—	—	18	—	18
Vesting of stock compensation awards	336	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(132)	—	(6)	—	—	(6)	—	(6)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2023	118,932	$1	$2,587	$413	$(223)	$2,778	$33	$2,811

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

Accounting Pronouncements Issued But Not Yet Adopted

In March 2024, the SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules include disclosures relating to climate-related risks and risk management, as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. Larger registrants will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. The disclosures are required for annual periods ending December 31, 2025. In April 2024, the SEC issued an order staying the implementation of the new climate-related disclosure rules pending completion of judicial review of consolidated changes to the rules by the U.S. Court of Appeals for the Eighth Circuit. The Company continues to monitor developments and evaluate the potential impact of these rules on its Consolidated Financial Statements.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
United Kingdom	$1,289	$893	$2,202	$1,737
United States	731	692	1,478	1,406
Netherlands	220	198	438	394
France	201	217	401	419
Spain	145	136	274	263
Italy	97	94	190	182
Other	163	164	319	316
Total	$2,846	$2,394	$5,302	$4,717

The Company’s revenue can also be disaggregated by various verticals, reflecting the customer’s principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Omnichannel retail	$1,316	$1,026	$2,338	$1,990
Technology and consumer electronics	363	355	745	721
Food and beverage	326	335	642	642
Industrial and manufacturing	331	270	597	540
Consumer packaged goods	290	232	585	458
Other	220	176	395	366
Total	$2,846	$2,394	$5,302	$4,717

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	June 30,	December 31,
(In millions)	2024	2023
Contract assets included in:
Other current assets	$21	$21
Other long-term assets	186	160
Total contract assets	$207	$181
Contract liabilities included in:
Other current liabilities	$308	$210
Other long-term liabilities	112	115
Total contract liabilities	$420	$325

Revenue recognized included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Amounts included in the beginning of year contract liability balance	$48	$16	$153	$98

Remaining Performance Obligations

The remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, the Company omits obligations that have original expected durations of one year or less or contain variable consideration.

As of June 30, 2024, the fixed consideration component of the Company’s remaining performance obligation was approximately $4.1 billion, and the Company expects to recognize approximately 76% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Leases

The Company has operating leases for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for warehouse equipment.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	June 30,	December 31,
(In millions)	2024	2023
Operating leases:
Operating lease assets	$2,344	$2,201

Current operating lease liabilities	$672	$597
Long-term operating lease liabilities	1,981	1,842
Total operating lease liabilities	$2,653	$2,439

Finance leases:
Property and equipment, net	$207	$107

Current debt	$34	$26
Long-term debt	181	90
Total finance lease liabilities	$215	$116

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating leases:
Operating lease cost	$193	$183	$377	$398
Short-term lease cost	51	63	100	92
Variable lease cost	46	29	86	57
Total operating lease cost (1)	$290	$275	$563	$547
Finance leases:
Amortization of leased assets	$7	$6	$14	$13
Interest expense on lease liabilities	1	1	2	2
Total finance lease cost	$8	$7	$16	$15
Total operating and finance lease cost	$298	$282	$579	$562
(1) Operating lease cost is primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Leased assets obtained in exchange for new lease obligations:
Operating leases, including $244 from an acquisition in 2024	$560	$239
Finance leases, including $36 from an acquisition in 2024	120	8

4. Acquisitions

Wincanton Acquisition

On February 29, 2024, the Company and the board of directors of Wincanton plc, a logistics company based in Chippenham, United Kingdom (“Wincanton”), reached an agreement on the terms of a cash offer by the Company for the acquisition of the entire issued ordinary share capital of Wincanton (the “Wincanton Acquisition”). Under the terms of the agreement, Wincanton shareholders received 605 pence ($7.64 as of the acquisition date) in cash for each Wincanton share held.

On April 10, 2024, the Wincanton shareholders approved the Wincanton Acquisition and on April 29, 2024, the Company completed the Wincanton Acquisition for total consideration of approximately £762 million ($958 million). The Competition and Markets Authority (the “CMA”) in the U.K. is currently reviewing the Wincanton Acquisition. The Company estimates that the CMA’s review of the acquisition will be completed during the second half of 2024.

Wincanton is a logistics provider specializing in both warehousing and transportation solutions in the U.K. and Ireland. Wincanton services industries in grocery, retail and manufacturing, consumer goods, ecommerce, healthcare, defense, industrial, and energy.

The Company incurred transaction and financing costs related to the Wincanton Acquisition of $11 million and $26 million for the three and six months ended June 30, 2024, respectively, which are included in Transaction and integration costs in the Condensed Consolidated Statements of Operations.

In connection with the Wincanton Acquisition, (i) the Company entered into a bridge term loan credit agreement (the “Bridge Term Loan”), (ii) the Company entered into a three-year term loan credit agreement (“Three-Year Term

Loan due 2027”), and (iii) in April 2024, the Company issued $1.1 billion aggregate principal amount of senior notes (the “Unsecured Notes”). For additional information regarding the financing agreements entered in connection with the Wincanton Acquisition, see Note 6. Debt and Financing Arrangements.

Wincanton’s results of operations are included in the Condensed Consolidated Statements of Operations from the date of acquisition. The Company recorded $333 million and $3 million of revenue and income before income taxes for both the three and six months ended June 30, 2024, respectively.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$91
Accounts receivable	259
Other current assets	76
Total current assets	426
Long-term assets
Property and equipment	75
Operating lease assets	175
Intangible assets	437
Other long-term assets	149
Total long-term assets	836
Total assets	$1,262
LIABILITIES
Current liabilities
Accounts payable	$68
Accrued expenses	322
Current debt	7
Current operating lease liabilities	80
Other current liabilities	98
Total current liabilities	575
Long-term liabilities
Long-term debt	167
Long-term operating lease liabilities	166
Other long-term liabilities	194
Total long-term liabilities	527
Total liabilities	$1,102
Net assets purchased	$160
Purchase price (1)	$958
Goodwill recorded (2)	$798
(1) The Company recorded a realized foreign currency gain of $5 million which represents the change in foreign currency rates from the acquisition date through the settlement date. The gain is included as a component of “Transaction and Integration expense” on the Condensed Consolidated Statements of Operations.
(2) Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill acquired was recorded in the U.K. and Ireland reporting unit and was primarily attributed to anticipated synergies. The Company does not expect the goodwill recognized in connection with the Wincanton Acquisition to be deductible for income tax purposes.

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

The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Wincanton occurred on January 1, 2023. The pro forma results reflect the impact of incremental interest expense to finance the acquisition and amortization expense on acquired intangible assets. Adjustments have also been made to remove transaction related costs. The unaudited pro forma information is not necessarily indicative of what the results of operations of the combined company would have been had the acquisition been completed as of January 1, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Revenue	$2,983	$2,825	$5,876	$5,568
Income (loss) before income taxes (1)	38	74	(81)	78
(1) Included in the Income (loss) before income taxes on a pro forma basis for the six months ended June 30, 2024 were long-lived asset impairment charges of $90 million recorded by Wincanton.

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

The Company recorded the preliminary fair value of assets acquired and liabilities assumed on the date of acquisition, including intangible assets comprising customer relationships, trademarks, trade names and developed technology of $55 million with a weighted-average amortization period of 13 years. Goodwill acquired in connection with the acquisition was $84 million, recorded in the Americas and Asia-Pacific reporting unit, and was attributed to anticipated synergies. The Company does not expect the goodwill recognized in connection with the PFS Acquisition to be deductible for U.S. income tax purposes. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.

5. Goodwill

The following table presents the changes in Goodwill for the six months ended June 30, 2024:

(In millions)
Balance as of December 31, 2023	$2,891
Acquisition (1)	806
Impact of foreign exchange translation (2)	(33)
Balance as of June 30, 2024	$3,664
(1) Includes $798 million and $8 million for the preliminary purchase price allocation for the Wincanton Acquisition and adjustments to the purchase price allocation for the PFS Acquisition, respectively.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

As of June 30, 2024 and December 31, 2023, there were no accumulated goodwill impairment losses.

6. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		June 30,	December 31,
(In millions)	Rate (1)	2024	2023
Unsecured notes due 2026 (2)	1.65%	$398	$398
Unsecured notes due 2029 (3)	6.25%	592	—
Unsecured notes due 2031 (4)	2.65%	397	397
Unsecured notes due 2034 (5)	6.50%	490	—
Three-Year Term Loan due 2025 (6)	6.57%	185	235
Five-Year Term Loan due 2027 (7)(8)	6.69%	399	499
Finance leases and other debt	Various	309	118
Total debt		2,770	1,647
Less: Current debt		219	27
Total Long-term debt		$2,551	$1,620
(1) Interest rate as of June 30, 2024.
(2) Net of unamortized debt issuance costs of $2 million as of June 30, 2024 and December 31, 2023.
(3) Net of unamortized debt issuance costs of $8 million as of June 30, 2024.
(4) Net of unamortized debt issuance costs of $3 million as of June 30, 2024 and December 31, 2023.
(5) Net of unamortized debt issuance costs of $10 million as of June 30, 2024.
(6) On June 27, 2024, the Company repaid $50 million of the Three-Year Term Loan due 2025.
(7) Net of unamortized debt issuance costs of $1 million as of June 30, 2024 and December 31, 2023.
(8) On May 6, 2024, the Company repaid $100 million of the Five-Year Term Loan due 2027.

Unsecured Notes

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

Three-Year Term Loan due 2027

On March 29, 2024, the Company entered into a three-year term loan credit agreement with the lenders and other parties from time to time party thereto and Bank of America N.A., as an administrative agent, that provided a three-year multicurrency £250 million unsecured term facility to fund the Wincanton Acquisition. Concurrently with the closing of the Unsecured Notes, the Company terminated the commitments under the Three-Year Term Loan due 2027. No amounts were drawn under the Three-Year Term Loan due 2027.

Bridge Term Loan

On February 29, 2024, the Company entered into a 364-day bridge term loan credit agreement that provided a £763 million unsecured Bridge Term Loan facility to fund the Wincanton Acquisition.

Concurrently with the closing of the Unsecured Notes, the Company terminated the commitments under the Bridge Term Loan. No amounts were drawn under the Bridge Term Loan.

Revolving Credit Facilities

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

Loans under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. Dollars, at the Company’s option the alternate base rate or term Secured Overnight Financing Rate (“SOFR”), (b) with respect to borrowings in Canadian Dollars, term Canadian Overnight Repo Rate Average (“CORRA”), (c) with respect to borrowings in Pounds Sterling, daily simple Sterling Overnight Index Average Rate (“SONIA”) and (d) with respect to borrowings in Euros, Euro Interbank Offered Rate (“EURIBOR”), in each case, plus an applicable margin calculated based on the Company’s credit ratings. No amounts were outstanding under the previous or new revolving credit agreements as of June 30, 2024 or December 31, 2023.

In connection with the Wincanton Acquisition, the Company assumed a revolving credit facility agreement (the “Wincanton Revolving Credit Agreement”) under which it may borrow up to approximately £175 million ($221 million as of June 30, 2024) in aggregate at any time, expiring in March 2027. Loans under the Wincanton Revolving Credit Agreement will bear interest at daily simple SONIA plus a fixed margin. As of June 30, 2024, the Company had £74 million ($94 million) of borrowings outstanding under this agreement.

Amounts drawn and repaid in 90 days or less under the revolving credit facilities are presented net in the Condensed Consolidated Statements of Cash Flows.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Receivables sold in period	$364	$269	$655	$532
Cash consideration	360	268	649	529
Net cash provided by operating cash flows	15	—	18	—

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of June 30, 2024, the Company complied with the covenants contained in its debt and financing arrangements.

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2024 and December 31, 2023, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		June 30, 2024		December 31, 2023
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$369	$398	$362	$398
Unsecured notes due 2029	2	611	592	—	—
Unsecured notes due 2031	2	323	397	326	397
Unsecured notes due 2034	2	507	490	—	—
Three-Year Term Loan due 2025	2	183	185	231	235
Five-Year Term Loan due 2027	2	396	399	493	499

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	June 30, 2024		December 31, 2023		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swap agreements (1)	$1,037	$18	$487	$3	Other long-term assets
Cross-currency swap agreements	165	2	165	7	Other current liabilities
Cross-currency swap agreements (1)	633	22	883	49	Other long-term liabilities

Derivatives designated as cash flow hedge:
Interest rate swaps	$—	$—	$125	$2	Other current assets
Interest rate swaps (2)	250	6	125	3	Other long-term assets

Derivatives not designated as hedges:
Foreign currency option contracts	$337	$8	$397	$8	Other current assets
Foreign currency option contracts	106	3	—	—	Other current liabilities
Foreign currency forward contracts	107	1	1	—	Other current assets
(1) In April 2024, the Company amended four cross-currency swaps with an aggregate notional value of $315 million that will mature in 2027 and 2028, and entered into three cross-currency swaps with an aggregate notional value of $300 million that will mature in 2029.
(2) In January 2024, the Company entered into an interest rate swap schedule to mature in 2025, with a notional amount of $125 million.

As of June 30, 2024 and December 31, 2023, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$15	$4	$—	$47	$2	$1
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$—	$1	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(18)	$3	$—	$(34)	$—	$1
Derivatives designated as cash flow hedges
Interest rate swaps	$4	$—	$—	$1	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2024	2023	2024	2023
Realized loss	$(1)	$(4)	$(2)	$(6)
Unrealized gain	1	3	4	4
Foreign currency gain (loss)	$—	$(1)	$2	$(2)

8. Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2024	2023
Net income attributable to common shares	$38	$65	$1	$90

Basic weighted-average common shares	119,427	118,927	119,350	118,854
Diluted weighted-average common shares (1)	119,683	119,415	119,680	119,323

Basic earnings per share	$0.32	$0.55	$0.01	$0.76
Diluted earnings per share	$0.32	$0.54	$0.01	$0.75

Antidilutive shares excluded from diluted weighted-average common shares	1,087	1,604	1,074	1,711

9. Stockholders’ Equity

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of March 31, 2024	$(124)	$(20)	$6	$(111)	$—	$(249)
Other comprehensive income (loss) before reclassifications	(22)	14	—	(1)	—	(9)
Amounts reclassified to net income (loss)	—	(4)	—	1	—	(3)
Tax amounts	1	(3)	—	—	—	(2)
Other comprehensive income (loss), net of tax	(21)	7	—	—	—	(14)
As of June 30, 2024	$(145)	$(13)	$6	$(111)	$—	$(263)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(63)	47	1	—	1	(14)
Amounts reclassified to net income (loss)	—	(3)	—	2	—	(1)
Tax amounts	1	(10)	—	—	—	(9)
Other comprehensive income (loss), net of tax	(62)	34	1	2	1	(24)
As of June 30, 2024	$(145)	$(13)	$6	$(111)	$—	$(263)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of March 31, 2023	$(132)	$(4)	$4	$(112)	$—	$(244)
Other comprehensive income (loss) before reclassifications	32	(18)	5	—	(1)	18
Amounts reclassified to net income (loss)	—	(3)	—	1	—	(2)
Tax amounts	1	5	(1)	—	—	5
Other comprehensive income (loss), net of tax	33	(16)	4	1	(1)	21
As of June 30, 2023	$(99)	$(20)	$8	$(111)	$(1)	$(223)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2022	$(156)	$7	$7	$(112)	$—	$(254)
Other comprehensive income (loss) before reclassifications	56	(34)	1	—	(1)	22
Amounts reclassified to net income (loss)	—	(1)	—	1	—	—
Tax amounts	1	8	—	—	—	9
Other comprehensive income (loss), net of tax	57	(27)	1	1	(1)	31
As of June 30, 2023	$(99)	$(20)	$8	$(111)	$(1)	$(223)

10. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a defined benefit pension scheme in the U.K. (the “GXO U.K. Retirement Plan”). In connection with the Wincanton Acquisition, the Company assumed multiple pension schemes covering certain employees in the U.K. and Ireland (the “Wincanton Retirement Plan”). The Company recognized £109 million ($137 million) of assets on the acquisition date, reflecting the funded status of the Wincanton Retirement Plan which is recorded in Other long-term assets.

The GXO U.K. Retirement Plan and the Wincanton Retirement Plan (collectively the “U.K. Retirement Plans”) do not allow for new plan participants or additional benefit accruals.

The Company deems other international retirement plans to be immaterial to its Condensed Consolidated Financial Statements and are excluded from this disclosure.

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest cost	$(17)	$(9)	$(26)	$(19)
Expected return on plan assets	23	12	36	24
Amortization of net loss	(1)	(1)	(2)	(1)
Net periodic pension income (1)	$5	$2	$8	$4
(1) Net periodic pension income is recorded in Other income, net in the Condensed Consolidated Statements of Operations.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. Defined contribution costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Defined contribution costs (1)	$21	$15	$38	$32
(1) Defined contribution costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

11. Restructuring Costs and Other

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

The following table summarizes changes in the restructuring liability, which is included in other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2023	$7
Charges incurred	17
Payments	(12)
Balance as of June 30, 2024	$12

The restructuring liability as of June 30, 2024 is expected to be substantially paid within the next 12 months.

12. Income Taxes

Income tax expense for the three months ended June 30, 2024 and 2023, was $14 million and $20 million, respectively, and the Company’s effective tax rate for the three months ended June 30, 2024 and 2023, was 25.4% and 23.0%, respectively. The increase in the Company’s effective tax rate for the three months ended June 30, 2024 compared with 2023 was driven by non-deductible items partially offset by a return-to-provision benefit in 2024.

Income tax expense for the six months ended June 30, 2024 and 2023, was $4 million and $23 million, respectively, and the Company’s effective tax rate for the six months ended June 30, 2024 and 2023, was 52.3% and 19.9%, respectively. The increase in the Company’s effective tax rate for the six months ended June 30, 2024, was primarily driven by a decrease in pre-tax income partially offset by non-deductible items.

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

13. Commitments and Contingencies

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

On June 14, 2024, the Company’s subsidiary GXO Warehouse Company, Inc. entered into a Confidential Settlement Agreement (the “Settlement Agreement”) to settle all claims in connection with a dispute between the Company and one of its customers related to the start-up of the customer’s warehouse that occurred in 2018 (the “Dispute”). A payment under the Settlement Agreement was made by the Company on July 5, 2024. As of July 10, 2024, the Dispute, which was litigated under the caption Lindt et al. v. GXO Warehouse Company, Inc., docket no. 4:22-cv-00384-BP, in Federal District Court for the Western District of Missouri, was dismissed with prejudice, each side to bear their own costs and fees, and the Court retains jurisdiction to enforce the terms of the Confidential Settlement Agreement. Among other things in the Settlement Agreement, the parties each denied the allegations and counterclaims asserted in the Dispute, and agreed to a mutual release of claims arising from, under or otherwise in connection with their prior business relationship and the Dispute, in exchange for a payment by the Company of $45 million. The Company intends to pursue reimbursement in connection with this Dispute under its existing insurance policies. The Company recognized $60 million expense for the six months ended June 30, 2024, for the settlement, associated legal fees, costs and other related expenses.

On July 2, 2024, the Italian authorities launched an investigation into the deductibility of value-added tax payments by GXO to certain third-party cooperative labor providers for their services provided from 2017 through 2023. The alleged amount is €84 million ($90 million as of June 30, 2024). It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the status of the on-going investigation. We are cooperating in this matter and believe that we have a number of credible defenses.

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

On April 29, 2024, the Company completed the acquisition of Wincanton plc (“Wincanton”), a U.K. logistics provider specializing in both warehousing and transportation solutions (“the Wincanton Acquisition”). On October 23, 2023, the Company completed the acquisition of PFSweb, Inc. (“PFS”), an e-commerce order fulfillment company based in Irving, Texas (the “PFS Acquisition”). For additional information regarding our acquisitions see Note 4. Acquisitions.

Results of Operations

Three Months Ended June 30, 2024 compared with the Three Months Ended June 30, 2023

	Three Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Revenue	$2,846	$2,394	$452	19%
Direct operating expense	2,389	1,957	432	22%
Selling, general and administrative expense	270	245	25	10%
Depreciation and amortization expense	99	84	15	18%
Transaction and integration costs	15	6	9	n/m
Restructuring costs and other	1	3	(2)	(67)%
Litigation expense	(3)	—	(3)	n/m
Operating income	75	99	(24)	(24)%
Other income, net	1	1	—	n/m
Interest expense, net	(23)	(14)	(9)	64%
Income before income taxes	53	86	(33)	(38)%
Income tax expense	(14)	(20)	6	(30)%
Net income	$39	$66	$(27)	(41)%
n/m - not meaningful

Revenue for the three months ended June 30, 2024 increased by 19%, or $452 million, to $2.8 billion compared with $2.4 billion for the same period in 2023. The increase primarily reflects $396 million from the acquisitions of Wincanton and PFS. Revenue also increased due to growth in our U.K. and Ireland business, primarily driven by new contract implementations.

Direct operating expense is comprised of both fixed and variable expenses and consists of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for the three months ended June 30, 2024 increased by 22%, or $432 million, to $2.4 billion compared with $2.0 billion for the same period in 2023. The acquisitions of Wincanton and PFS increased Direct operating expense by $340 million. Direct operating expense also increased due to higher personnel and temporary labor expenses in the U.K. and Ireland from growth in the business. As a percentage of revenue, Direct operating expense for the three months ended June 30, 2024, was 83.9% compared with 81.7% for the same period in 2023.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits costs for executive and administrative functions, professional fees, bad debt expense and legal costs. SG&A for the three months ended June 30, 2024 increased by $25 million, to $270 million compared with $245 million for the same period in 2023. SG&A primarily increased due to the acquisitions of Wincanton and PFS.

Depreciation and amortization expense for the three months ended June 30, 2024 increased by $15 million, to $99 million compared with $84 million for the same period in 2023. Amortization expense was $22 million and $19 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense primarily increased due to the acquisitions of Wincanton and PFS.

Transaction and integration costs for the three months ended June 30, 2024 were $15 million and primarily related to the Wincanton Acquisition. Transaction and integration costs for the three months ended June 30, 2023 were $6 million and primarily related to the integration of Clipper Logistics plc.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the three months ended June 30, 2024 were $1 million compared with $3 million for the same period in 2023.

Litigation expense related to a legal settlement. On June 14, 2024, the Company’s subsidiary GXO Warehouse Company, Inc. entered into a settlement agreement for the claims in connection with a dispute between the Company and one of its customers related to the start-up of the customer’s warehouse that occurred in 2018. We recognized a $3 million expense reduction for three months ended June 30, 2024 for the settlement. For additional information regarding our legal matters see Note 13. Commitments and Contingencies.

Other income, net was as follows:

	Three Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Net periodic pension income	$5	$2	$3	n/m
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(1)	(4)	3	(75)%
Unrealized foreign currency option and forward contracts gain	1	3	(2)	(67)%
Foreign currency transaction and remeasurement loss	(4)	—	(4)	n/m
Total foreign currency loss	(4)	(1)	(3)	n/m
Other income, net	$1	$1	$—	n/m
n/m - not meaningful

Interest expense, net increased primarily due to debt incurred for the Wincanton Acquisition, partially offset by higher gains on cross-currency swaps in the current period. Interest expense, net was as follows:

	Three Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Debt and capital leases	$34	$23	$11	48%
Cross-currency swaps	(11)	(8)	(3)	38%
Interest income	—	(1)	1	(100)%
Interest expense, net	$23	$14	$9	64%

Income before income taxes for the three months ended June 30, 2024 was $53 million compared with $86 million for the same period in 2023. The decrease was primarily due to higher transaction and integration costs and interest expense, net.

Income tax expense for the three months ended June 30, 2024 was $14 million compared with $20 million for the same period in 2023. Our effective tax rate for the three months ended June 30, 2024 was 25.4%, compared with 23.0% for the same period in 2023. The increase in our effective tax rate was driven by non-deductible items partially offset by a return-to-provision benefit in 2024.

Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Revenue	$5,302	$4,717	$585	12%
Direct operating expense	4,445	3,863	582	15%
Selling, general and administrative expense	519	503	16	3%
Depreciation and amortization expense	191	167	24	14%
Transaction and integration costs	34	19	15	79%
Restructuring costs and other	17	24	(7)	(29)%
Litigation expense	60	—	60	n/m
Operating income	36	141	(105)	(74)%
Other income, net	7	1	6	n/m
Interest expense, net	(36)	(27)	(9)	33%
Income before income taxes	7	115	(108)	(94)%
Income tax expense	(4)	(23)	19	(83)%
Net income	$3	$92	$(89)	(97)%
n/m - not meaningful

Revenue for the six months ended June 30, 2024 increased by 12%, or $585 million, to $5.3 billion compared with $4.7 billion for the same period in 2023. The increase primarily reflects an increase of $459 million from the acquisitions of Wincanton and PFS. Revenue also increased due to growth in our U.K. and Ireland business, primarily driven by new contract implementations. Foreign currency movement increased revenue $50 million for the six months ended June 30, 2024.

Direct operating expenses is comprised of both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the six months ended June 30, 2024 increased by 15%, or $582 million, to $4.4 billion compared with $3.9 billion for the same period in 2023. The acquisitions of Wincanton and PFS increased Direct operating expense by $391 million. Direct operating expense also increased due to higher personnel and temporary labor expenses in the U.K. and Ireland from growth in the business. As a percentage of revenue, Direct operating expense for the six months ended June 30, 2024, was 83.8% compared with 81.9% for the same period in 2023.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the six months ended June 30, 2024 increased by 3%, or $16 million, to $519 million compared with $503 million for the same period in 2023. SG&A increased primarily due to the acquisitions of Wincanton and PFS.

Depreciation and amortization expense for the six months ended June 30, 2024 increased by $24 million to $191 million compared with $167 million for the same period in 2023. Amortization expense was $41 million and $36 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense increased primarily due to the acquisitions of Wincanton and PFS.

Transaction and integration costs for the six months ended June 30, 2024 were $34 million compared with $19 million for the same period in 2023. Transaction and integration costs for the six months ended June 30, 2024 primarily related to the Wincanton Acquisition. Transaction and integration costs for the six months ended June 30, 2023 primarily related to the integration of Clipper Logistics plc.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the six months ended June 30, 2024 were $17 million compared with $24 million for the same period in 2023. For the six months ended June 30, 2024, Restructuring costs and other relate to a restructuring plan designed to centralize certain processes and standardize operating structures. For the six months ended June 30, 2023, Restructuring costs and other included severance charges of $18 million and impairment charges of $6 million as a result of closing certain corporate and administrative offices.

Litigation expense related to a legal settlement. On June 14, 2024, the Company’s subsidiary GXO Warehouse Company, Inc. entered into a settlement agreement for the claims in connection with a dispute between the Company and one of its customers related to the start-up of the customer’s warehouse that occurred in 2018. We recognized $60 million expense for the six months ended June 30, 2024 for the settlement, associated legal fees, costs and other related expenses. For additional information regarding our legal matters see Note 13. Commitments and Contingencies.

Other income, net increased due to higher pension income and foreign currency movements. Other income, net was as follows:

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Net periodic pension income	$8	$4	$4	100%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(2)	(6)	4	(67)%
Unrealized foreign currency option and forward contracts gain	4	4	—	n/m
Foreign currency transaction and remeasurement loss	(3)	(1)	(2)	n/m
Total foreign currency loss	(1)	(3)	2	(67)%
Other income, net	$7	$1	$6	n/m
n/m - not meaningful

Interest expense, net increased primarily due to debt incurred for the Wincanton Acquisition, partially offset by higher gains on cross-currency swaps in the current period. Interest expense, net was as follows:

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Debt and capital leases	$58	$47	$11	23%
Cross-currency swaps	(19)	(16)	(3)	19%
Interest income	(3)	(4)	1	(25)%
Interest expense, net	$36	$27	$9	33%
n/m - not meaningful

Income before income taxes for the six months ended June 30, 2024 was $7 million compared with $115 million for the same period in 2023. The decrease was primarily due to higher costs associated with litigation expense, transaction and integration costs and interest expense, net.

Income tax expense for the six months ended June 30, 2024, was $4 million compared with $23 million for the same period in 2023. Our effective tax rate for the six months ended June 30, 2024 was 52.3%, compared to 19.9% for the same period in 2023. The increase in the Company’s effective tax rate for the six months ended June 30, 2024, was primarily driven by a decrease in pre-tax income partially offset by non-deductible items.

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

As of June 30, 2024, we held cash and cash equivalents of $469 million and we had $926 million of borrowing capacity, net of letters of credit under our revolving credit facilities. We believe that our cash and cash equivalents on hand, cash flows from operations, the revolving credit facilities, and the use of our factoring programs will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

For additional information regarding our cash requirement from lease obligations, indebtedness and contractual obligations, see Note 3. Leases, Note 6. Debt and Financing Arrangements and Note 13. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

	June 30,	December 31,
(In millions)	2024	2023	$ Change	% Change
Total current assets	$2,797	$2,568	$229	9%
Total long-term assets	8,563	6,939	1,624	23%
Total current liabilities	3,269	2,626	643	24%
Total long-term liabilities	5,158	3,935	1,223	31%

Total assets and liabilities increased from December 31, 2023 to June 30, 2024 primarily due to the Wincanton Acquisition. Total long-term liabilities increased from December 31, 2023 to June 30, 2024 primarily due to issuance of $1.1 billion of unsecured notes to fund the Wincanton Acquisition.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$165	$100	$65	65%
Net cash used in investing activities	(1,014)	(140)	(874)	n/m
Net cash provided by (used in) financing activities	857	(155)	1,012	n/m
Effect of exchange rates on cash and cash equivalents	(7)	5	(12)	n/m
Net increase (decrease) in cash, restricted cash and cash equivalents	$1	$(190)	$191	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2024 increased $65 million compared with the same period in 2023. The increase was primarily due to working capital changes, primarily driven by collection of receivables and timing of payments, partially offset by lower net income.

Investing Activities

Investing activities used $1,014 million of cash for the six months ended June 30, 2024 and $140 million for the same period in 2023. During the six months ended June 30, 2024, we used $863 million, net of cash received, to fund the Wincanton Acquisition, used $161 million of cash to purchase property and equipment and received $10 million of cash from sales of property and equipment. During the six months ended June 30, 2023, we used $150 million of cash to purchase property and equipment and received $10 million of cash from sales of property and equipment.

Financing Activities

Financing activities generated $857 million and used $155 million of cash for the six months ended June 30, 2024 and June 30, 2023, respectively. The source of cash from financing activities during the six months ended June 30, 2024 was the issuance of long-term debt of $1,085 million, partially offset by cash used to repay $196 million of debt, $19 million to repay finance lease obligations and $7 million in payments for employee taxes on net settlement of equity awards. The primary uses of cash from financing activities in during the six months ended June 30, 2023 were $138 million to repay debt, $16 million to repay finance lease obligations and $6 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the six months ended June 30, 2024, we entered into a $1.1 billion of unsecured notes to fund the Wincanton Acquisition. Other than the unsecured notes noted herein, as of June 30, 2024, the Company’s contractual obligations had not materially changed compared with December 31, 2023.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Critical Accounting Policies” in Part II, Item 7 of our 2023 Form 10-K.

Accounting Pronouncements

Information related to new accounting standards is included in Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements due primarily to variable rate long-term debt obligations and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the six months ended June 30,

2024, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2024 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of PFSweb, Inc., there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
The Amendment to the Amended and Restated Certificate of Incorporation of GXO Logistics, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 23, 2024).

4.1
Second Supplemental Indenture, dated as of May 6, 2024, among GXO Logistics, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as Trustee (including the forms of the notes)(incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 6, 2024).

10.1*+	Offer Letter between GXO Logistics FST Limited and Corinna Refsgaard, dated as of March 7, 2024.
10.2*+	Service Agreement between GXO Logistics FST Limited and Corinna Refsgaard, dated as of February 23, 2024.
10.3*+	Pension Top Up Letter between GXO Logistics FST Limited and Corinna Refsgaard, dated as of April 10, 2024.
10.4*+	Agreement and Promise of Reimbursement between GXO Logistics FST Limited and Corinna Refsgaard, dated as of March 7, 2024.
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

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

GXO Logistics, Inc.

Date: August 6, 2024	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)