Form 10-Q
period 2024-09-30
GXO Logistics, Inc.
filed 2024-11-05
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, there were 119,482,559 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$3,157	$2,471	$8,459	$7,188
Direct operating expense	2,671	2,012	7,116	5,875
Selling, general and administrative expense	265	258	784	761
Depreciation and amortization expense	111	101	302	268
Transaction and integration costs	21	3	55	22
Restructuring costs and other	9	7	26	31
Litigation expense	(1)	—	59	—
Operating income	81	90	117	231
Other income (expense), net	(6)	7	1	8
Interest expense, net	(33)	(14)	(69)	(41)
Income before income taxes	42	83	49	198
Income tax expense	(7)	(15)	(11)	(38)
Net income	35	68	38	160
Net income attributable to Noncontrolling Interests (“NCI”)	(2)	(2)	(4)	(4)
Net income attributable to GXO	$33	$66	$34	$156

Earnings per share
Basic	$0.28	$0.55	$0.28	$1.31
Diluted	$0.28	$0.55	$0.28	$1.31

Weighted-average common shares outstanding
Basic	119,461	118,941	119,387	118,883
Diluted	119,793	119,645	119,718	119,430

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$35	$68	$38	$160
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	173	(69)	145	(39)
Cash flow hedges	(4)	—	(3)	1
Pension plans	(6)	1	(4)	2
Other comprehensive income (loss), net of tax	163	(68)	138	(36)
Comprehensive income, net of tax	198	—	176	124
Less: Comprehensive income attributable to NCI	3	—	4	3
Comprehensive income attributable to GXO	$195	$—	$172	$121

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$548	$468
Accounts receivable, net of allowance of $14 and $11	1,968	1,753
Other current assets	443	347
Total current assets	2,959	2,568
Long-term assets
Property and equipment, net of accumulated depreciation of $1,723 and $1,545	1,161	953
Operating lease assets	2,501	2,201
Goodwill	3,676	2,891
Intangible assets, net of accumulated amortization of $612 and $528	1,061	567
Other long-term assets	542	327
Total long-term assets	8,941	6,939
Total assets	$11,900	$9,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$748	$709
Accrued expenses	1,411	966
Current debt	223	27
Current operating lease liabilities	681	597
Other current liabilities	369	327
Total current liabilities	3,432	2,626
Long-term liabilities
Long-term debt	2,556	1,620
Long-term operating lease liabilities	2,067	1,842
Other long-term liabilities	704	473
Total long-term liabilities	5,327	3,935
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,472 and 119,057 issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,620	2,598
Retained earnings	586	552
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(101)	(239)
Total stockholders’ equity before NCI	3,106	2,912
NCI	35	34
Total equity	3,141	2,946
Total liabilities and equity	$11,900	$9,507

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$38	$160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	302	268
Stock-based compensation expense	30	25
Deferred tax benefit	(37)	(29)
Other	11	16
Changes in operating assets and liabilities
Accounts receivable	50	(23)
Other assets	(21)	(39)
Accounts payable	(29)	(69)
Accrued expenses and other liabilities	19	34
Net cash provided by operating activities	363	343
Cash flows from investing activities:
Capital expenditures	(255)	(205)
Proceeds from sale of property and equipment	16	13
Acquisition of businesses, net of cash acquired	(863)	—
Cross-currency swap agreements settlement	(5)	—
Net cash used in investing activities	(1,107)	(192)
Cash flows from financing activities:
Proceeds from debt, net	1,085	—
Repayments of debt, net	(216)	(139)
Repayments of finance lease obligations	(32)	(24)
Taxes paid related to net share settlement of equity awards	(8)	(7)
Net cash provided by (used in) financing activities	829	(170)
Effect of exchange rates on cash and cash equivalents	14	(2)
Net increase (decrease) in cash, restricted cash and cash equivalents	99	(21)
Cash, restricted cash and cash equivalents, beginning of period	470	495
Cash, restricted cash and cash equivalents, end of period	$569	$474

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$548	$473
Restricted Cash (included in Other long-term assets)	21	1
Total cash, restricted cash and cash equivalents	$569	$474

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2024	119,437	$1	$2,610	$553	$(263)	$2,901	$32	$2,933
Net income	—	—	—	33	—	33	2	35
Other comprehensive Income	—	—	—	—	162	162	1	163
Stock-based compensation	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	61	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(26)	—	(1)	—	—	(1)	—	(1)
Balance as of September 30, 2024	119,472	$1	$2,620	$586	$(101)	$3,106	$35	$3,141

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2023	119,057	$1	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income	—	—	—	34	—	34	4	38
Other comprehensive Income	—	—	—	—	138	138	—	138
Stock-based compensation	—	—	30	—	—	30	—	30
Vesting of stock compensation awards	570	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(155)	—	(8)	—	—	(8)	—	(8)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2024	119,472	$1	$2,620	$586	$(101)	$3,106	$35	$3,141

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2023	118,932	$1	$2,587	$413	$(223)	$2,778	$33	$2,811
Net income	—	—	—	66	—	66	2	68
Other comprehensive loss	—	—	—	—	(66)	(66)	(2)	(68)
Stock-based compensation	—	—	7	—	—	7	—	7
Vesting of stock compensation awards	30	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(11)	—	(1)	—	—	(1)	—	(1)
Balance as of September 30, 2023	118,951	$1	$2,593	$479	$(289)	$2,784	$33	$2,817

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2022	118,728	$1	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	156	—	156	4	160
Other comprehensive loss	—	—	—	—	(35)	(35)	(1)	(36)
Stock-based compensation	—	—	25	—	—	25	—	25
Vesting of stock compensation awards	366	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(143)	—	(7)	—	—	(7)	—	(7)
Other	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2023	118,951	$1	$2,593	$479	$(289)	$2,784	$33	$2,817

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements and early adoption is permitted. The Company does not expect the adoption of this new standard to impact its Consolidated Financial Statements other than incremental disclosures on its Annual Report on Form 10-K for the year ending December 31, 2024.

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
United Kingdom	$1,525	$958	$3,727	$2,695
United States	771	711	2,249	2,117
Netherlands	242	216	680	610
France	195	207	596	626
Spain	147	133	421	396
Italy	98	97	288	279
Other	179	149	498	465
Total	$3,157	$2,471	$8,459	$7,188

The Company’s revenue can also be disaggregated by various verticals, reflecting the customer’s principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Omnichannel retail	$1,479	$1,051	$3,817	$3,041
Technology and consumer electronics	392	360	1,137	1,081
Food and beverage	344	362	986	1,004
Industrial and manufacturing	376	263	973	803
Consumer packaged goods	311	231	896	689
Other	255	204	650	570
Total	$3,157	$2,471	$8,459	$7,188

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	September 30,	December 31,
(In millions)	2024	2023
Contract assets included in:
Other current assets	$21	$21
Other long-term assets	187	160
Total contract assets	$208	$181
Contract liabilities included in:
Other current liabilities	$255	$210
Other long-term liabilities	104	115
Total contract liabilities	$359	$325

Revenue recognized included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Amounts included in the beginning of year contract liability balance	$16	$11	$169	$109

Remaining Performance Obligations

The remaining performance obligations relate to firm customer contracts for which services have not been performed and future revenue recognition is expected. As permitted in determining the remaining performance obligation, the Company omits obligations that have original expected durations of one year or less or contain variable consideration.

As of September 30, 2024, the fixed consideration component of the Company’s remaining performance obligation was approximately $3.9 billion, and the Company expects to recognize approximately 77% of that amount over the next three years and the remainder thereafter. The Company estimates remaining performance obligations at a point in time, and actual amounts may differ from these estimates due to changes in foreign currency exchange rates and contract revisions or terminations.

3. Leases

The Company has operating leases for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for warehouse equipment.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	September 30,	December 31,
(In millions)	2024	2023
Operating leases:
Operating lease assets	$2,501	$2,201

Current operating lease liabilities	$681	$597
Long-term operating lease liabilities	2,067	1,842
Total operating lease liabilities	$2,748	$2,439

Finance leases:
Property and equipment, net	$198	$107

Current debt	$37	$26
Long-term debt	205	90
Total finance lease liabilities	$242	$116

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating leases:
Operating lease cost	$239	$163	$616	$561
Short-term lease cost	53	78	153	170
Variable lease cost	27	36	113	93
Total operating lease cost (1)	$319	$277	$882	$824
Finance leases:
Amortization of leased assets	$10	$10	$24	$23
Interest expense on lease liabilities	3	1	5	3
Total finance lease cost	$13	$11	$29	$26
Total operating and finance lease cost	$332	$288	$911	$850
(1) Operating lease cost is primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Leased assets obtained in exchange for new lease obligations:
Operating leases, including $246 from an acquisition in 2024	$758	$389
Finance leases, including $36 from an acquisition in 2024	150	8

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

On April 10, 2024, the Wincanton shareholders approved the Wincanton Acquisition and on April 29, 2024, the Company completed the Wincanton Acquisition for total consideration of approximately £762 million ($958 million). The Wincanton Acquisition is subject to a review by the Competition and Markets Authority (the “CMA”) in the U.K. On November 1, 2024, the CMA announced that it intends to refer the Wincanton Acquisition for an in-depth Phase 2 investigation unless acceptable undertakings are agreed between the Company and the CMA by November 15, 2024.

Wincanton is a logistics provider specializing in both warehousing and transportation solutions in the U.K. and Ireland. Wincanton provides services to customers in grocery, retail and manufacturing, consumer goods, ecommerce, healthcare, defense, industrial, and energy industries.

The Company incurred acquisition costs related to the Wincanton Acquisition of $19 million and $45 million for the three and nine months ended September 30, 2024, respectively, which are included in Transaction and integration costs in the Condensed Consolidated Statements of Operations.

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

Wincanton’s results of operations are included in the Condensed Consolidated Statements of Operations from the date of acquisition. For the three months ended September 30, 2024, the Company recorded $529 million and $4 million of revenue and loss before income taxes, respectively. For the nine months ended September 30, 2024, the Company recorded $862 million and $1 million of revenue and loss before income taxes, respectively.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$91
Accounts receivable	259
Other current assets	76
Total current assets	426
Long-term assets
Property and equipment	90
Operating lease assets	246
Intangible assets (1)	519
Other long-term assets	151
Total long-term assets	1,006
Total assets	$1,432
LIABILITIES
Current liabilities
Accounts payable	$68
Accrued expenses	322
Current debt	13
Current operating lease liabilities	81
Other current liabilities	114
Total current liabilities	598
Long-term liabilities
Long-term debt	162
Long-term operating lease liabilities	165
Other long-term liabilities	222
Total long-term liabilities	549
Total liabilities	$1,147
Net assets purchased	$285
Purchase price (2)	$958
Goodwill recorded (3)	$673
(1) The Company acquired $519 million of intangible assets, comprised of customer relationships, trade names, and intellectual property with weighted-average useful lives of 12.5 years.
(2) The Company recorded a realized foreign currency gain of $5 million which represents the change in foreign currency rates from the acquisition date through the settlement date. The gain is included as a component of “Transaction and Integration costs” on the Condensed Consolidated Statements of Operations.
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

The following unaudited pro forma information presents the Company’s results of operations as if the Wincanton Acquisition occurred on January 1, 2023. The pro forma results reflect the impact of incremental interest expense to finance the acquisition and amortization expense on acquired intangible assets. Adjustments have also been made to remove transaction related costs. The unaudited pro forma information is not necessarily indicative of what the results of operations of the combined company would have been had the Wincanton Acquisition been completed as of January 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Revenue	$3,157	$2,914	$9,033	$8,482
Income (loss) before income taxes (1)(2)	61	67	(8)	135
(1) Included in the Income (loss) before income taxes on a pro forma basis for the nine months ended September 30, 2024 were long-lived asset impairment charges of $90 million recorded by Wincanton.
(2) Included in the Income (loss) before income taxes on a pro forma basis for the three and nine months ended September 30, 2024 were foreign currency losses of $11 million and $12 million, respectively, compared with foreign currency gains of $5 million and $2 million for the three and nine months ended September 30, 2023, respectively.

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

The Company recorded the fair value of assets acquired and liabilities assumed on the date of acquisition, including intangible assets comprising customer relationships, trademarks, trade names and developed technology of $55 million with a weighted-average amortization period of 13 years. Goodwill acquired in connection with the acquisition was $80 million, recorded in the Americas and Asia-Pacific reporting unit, and was attributed to anticipated synergies. The Company does not expect the goodwill recognized in connection with the PFS Acquisition to be deductible for U.S. income tax purposes.

5. Goodwill

The following table presents the changes in Goodwill for the nine months ended September 30, 2024:

(In millions)
Balance as of December 31, 2023	$2,891
Acquisition (1)	677
Impact of foreign exchange translation (2)	108
Balance as of September 30, 2024	$3,676
(1) Includes $673 million and $4 million for the preliminary purchase price allocation for the Wincanton Acquisition and adjustments to the purchase price allocation for the PFS Acquisition, respectively.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

As of September 30, 2024 and December 31, 2023, there were no accumulated goodwill impairment losses.

6. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		September 30,	December 31,
(In millions, except percentages)	Rate (1)	2024	2023
Unsecured notes due 2026 (2)	1.65%	$399	$398
Unsecured notes due 2029 (3)	6.25%	593	—
Unsecured notes due 2031 (4)	2.65%	397	397
Unsecured notes due 2034 (5)	6.50%	490	—
Three-Year Term Loan due 2025 (6)	5.83%	185	235
Five-Year Term Loan due 2027 (7)(8)	6.20%	399	499
Finance leases and other debt	Various	316	118
Total debt		2,779	1,647
Less: Current debt		223	27
Total Long-term debt		$2,556	$1,620
(1) Interest rate as of September 30, 2024.
(2) Net of unamortized debt issuance costs of $1 million and $2 million as of September 30, 2024 and December 31, 2023, respectively.
(3) Net of unamortized debt issuance costs of $7 million as of September 30, 2024.
(4) Net of unamortized debt issuance costs of $3 million as of September 30, 2024 and December 31, 2023.
(5) Net of unamortized debt issuance costs of $10 million as of September 30, 2024.
(6) On June 27, 2024, the Company repaid $50 million of the Three-Year Term Loan due 2025.
(7) Net of unamortized debt issuance costs of $1 million as of September 30, 2024 and December 31, 2023.
(8) On May 6, 2024, the Company repaid $100 million of the Five-Year Term Loan due 2027.

Unsecured Notes

On April 25, 2024, the Company entered into an underwriting agreement to issue and sell $1.1 billion of Unsecured Notes, consisting of $600 million in aggregate principal amount of its 6.25% senior notes due 2029 (the “2029 Notes”) and $500 million in aggregate principal amount of its 6.50% senior notes due 2034 (the “2034 Notes,” and together with the 2029 Notes, the ‘‘Unsecured Notes”) in a registered public offering to fund the Wincanton Acquisition. The closing of the sale of the Unsecured Notes occurred on May 6, 2024.

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

Loans under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. Dollars, at the Company’s option the alternate base rate or term Secured Overnight Financing Rate (“SOFR”), (b) with respect to borrowings in Canadian Dollars, term Canadian Overnight Repo Rate Average (“CORRA”), (c) with respect to borrowings in Pounds Sterling, daily simple Sterling Overnight Index Average Rate (“SONIA”) and (d) with respect to borrowings in Euros, Euro Interbank Offered Rate (“EURIBOR”), in each case, plus an applicable margin calculated based on the Company’s credit ratings. No amounts were outstanding under the previous or new revolving credit agreements as of September 30, 2024 or December 31, 2023.

In connection with the Wincanton Acquisition, the Company assumed a revolving credit facility agreement (the “Wincanton Revolving Credit Agreement”) under which it may borrow up to approximately £175 million ($234 million as of September 30, 2024) in aggregate at any time, expiring in March 2027. Loans under the Wincanton Revolving Credit Agreement will bear interest at daily simple SONIA plus a fixed margin. As of September 30, 2024, the Company had £55 million ($74 million) of borrowings outstanding under the Wincanton Revolving Credit Agreement.

Amounts drawn and repaid in 90 days or less under the revolving credit facilities are presented net in the Condensed Consolidated Statements of Cash Flows.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Receivables sold in period	$536	$288	$1,191	$820
Cash consideration	533	286	1,182	815
Net cash provided by operating cash flows	140	27	158	27

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of September 30, 2024, the Company complied with the covenants contained in its debt and financing arrangements.

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2024 and December 31, 2023, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		September 30, 2024		December 31, 2023
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$380	$399	$362	$398
Unsecured notes due 2029	2	629	593	—	—
Unsecured notes due 2031	2	338	397	326	397
Unsecured notes due 2034	2	527	490	—	—
Three-Year Term Loan due 2025	2	183	185	231	235
Five-Year Term Loan due 2027	2	396	399	493	499

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	September 30, 2024		December 31, 2023		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swap agreements	$—	$—	$487	$3	Other long-term assets
Cross-currency swap agreements (1)	150	7	165	7	Other current liabilities
Cross-currency swap agreements (2)(3)	1,800	65	883	49	Other long-term liabilities
Foreign currency forward contracts (4)	111	—	—	—	Other current liabilities
Derivatives designated as cash flow hedge:
Interest rate swaps (5)	$—	$—	$125	$2	Other current assets
Interest rate swaps	125	2	125	3	Other long-term assets
Interest rate swaps (6)	125	1	—	—	Other long-term liabilities
Derivatives not designated as hedges:
Foreign currency option contracts	$439	$4	$397	$8	Other current assets
Foreign currency option contracts	68	2	—	—	Other long-term assets
Foreign currency option contracts	68	—	—	—	Other current liabilities
Foreign currency forward contracts	9	—	1	—	Other current assets
Foreign currency forward contracts	72	2	—	—	Other current liabilities
(1) In September 2024, a cross-currency swap of the Company with a notional amount of $85 million matured.
(2) In April 2024, the Company amended four cross-currency swaps with an aggregate notional amount of $315 million, scheduled to mature in 2027 and 2028. In May 2024 and in September 2024, the Company entered into cross-currency swaps with an aggregate notional amount of $300 million and $200 million, scheduled to mature in 2029 and 2025, respectively.
(3) In October 2024, the Company amended the rate of two of its cross-currency swap with a notional amount of $200 million.
(4) In September 2024, the Company entered into a foreign currency forward with a notional amount of $111 million, scheduled to mature in 2024.
(5) In June 2024, an interest rate swap of the Company with a notional amount of $125 million matured.
(6) In January 2024, the Company entered into an interest rate swap with a notional amount of $125 million, scheduled to mature in 2025.

As of September 30, 2024 and December 31, 2023, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(71)	$(2)	$1	$(24)	$—	$2

Derivatives designated as cash flow hedges
Interest rate swaps	$(5)	$—	$—	$(4)	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$36	$(3)	$1	$2	$(3)	$2

Derivatives designated as cash flow hedges
Interest rate swaps	$1	$—	$—	$2	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Realized loss	$(4)	$(3)	$(6)	$(9)
Unrealized gain (loss)	(8)	8	(4)	12
Foreign currency gain (loss)	$(12)	$5	$(10)	$3

8. Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2024	2023
Net income attributable to common shares	$33	$66	$34	$156

Basic weighted-average common shares	119,461	118,941	119,387	118,883
Diluted weighted-average common shares	119,793	119,645	119,718	119,430

Basic earnings per share	$0.28	$0.55	$0.28	$1.31
Diluted earnings per share	$0.28	$0.55	$0.28	$1.31

Antidilutive shares excluded from diluted weighted-average common shares	1,138	1,306	1,095	1,576

9. Stockholders’ Equity

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of June 30, 2024	$(145)	$(13)	$6	$(111)	$—	$(263)
Other comprehensive income (loss) before reclassifications	227	(71)	(5)	(7)	(1)	143
Amounts reclassified to net income	—	1	—	—	—	1
Tax amounts	—	16	1	1	—	18
Other comprehensive income (loss), net of tax	227	(54)	(4)	(6)	(1)	162
As of September 30, 2024	$82	$(67)	$2	$(117)	$(1)	$(101)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	164	(24)	(4)	(7)	—	129
Amounts reclassified to net income (loss)	—	(2)	—	2	—	—
Tax amounts	1	6	1	1	—	9
Other comprehensive income (loss), net of tax	165	(20)	(3)	(4)	—	138
As of September 30, 2024	$82	$(67)	$2	$(117)	$(1)	$(101)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of June 30, 2023	$(99)	$(20)	$8	$(111)	$(1)	$(223)
Other comprehensive income (loss) before reclassifications	(98)	36	1	—	2	(59)
Amounts reclassified to net income	—	2	—	1	—	3
Tax amounts	—	(9)	(1)	—	—	(10)
Other comprehensive income (loss), net of tax	(98)	29	—	1	2	(66)
As of September 30, 2023	$(197)	$9	$8	$(110)	$1	$(289)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2022	$(156)	$7	$7	$(112)	$—	$(254)
Other comprehensive income (loss) before reclassifications	(42)	2	2	—	1	(37)
Amounts reclassified to net income	—	1	—	2	—	3
Tax amounts	1	(1)	(1)	—	—	(1)
Other comprehensive income (loss), net of tax	(41)	2	1	2	1	(35)
As of September 30, 2023	$(197)	$9	$8	$(110)	$1	$(289)

10. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors a defined benefit pension scheme in the U.K. (the “GXO U.K. Retirement Plan”). In connection with the Wincanton Acquisition, the Company assumed multiple pension schemes covering certain employees in the U.K. and Ireland (the “Wincanton Retirement Plan”). The Company recognized £109 million ($137 million) of assets on the acquisition date, reflecting the funded status of the Wincanton Retirement Plan which is recorded in Other long-term assets in the Condensed Consolidated Balance Sheets.

The GXO U.K. Retirement Plan and the Wincanton Retirement Plan (collectively the “U.K. Retirement Plans”) do not allow for new plan participants or additional benefit accruals.

The Company deems other international retirement plans to be immaterial to its Condensed Consolidated Financial Statements and they are excluded from this disclosure.

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest cost	$(22)	$(11)	$(48)	$(30)
Expected return on plan assets	29	14	65	38
Amortization of prior service cost	1	—	1	—
Amortization of net loss	(1)	(1)	(3)	(2)
Net periodic pension income (1)	$7	$2	$15	$6
(1) Net periodic pension income is recorded in Other income, net in the Condensed Consolidated Statements of Operations.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. Defined contribution costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Defined contribution costs (1)	$27	$15	$65	$47
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

The following table summarizes changes in the restructuring liability, which is included in other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2023	$7
Charges incurred	26
Payments	(17)
Balance as of September 30, 2024	$16

The restructuring liability as of September 30, 2024 is expected to be substantially paid within the next 12 months.

12. Income Taxes

Income tax expense for the three months ended September 30, 2024 and 2023, was $7 million and $15 million, respectively, and the Company’s effective tax rate for the three months ended September 30, 2024 and 2023, was 16.5% and 17.9%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2024 compared with 2023 was primarily driven by fluctuations in our jurisdictional income profile.

Income tax expense for the nine months ended September 30, 2024 and 2023, was $11 million and $38 million, respectively, and the Company’s effective tax rate for the nine months ended September 30, 2024 and 2023, was 21.9% and 19.1%, respectively. The increase in the Company’s effective tax rate for the nine months ended September 30, 2024 is due to a tax benefit related to a valuation allowance release in the prior year period.

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

On June 14, 2024, the Company’s subsidiary GXO Warehouse Company, Inc. entered into a Confidential Settlement Agreement (the “Settlement Agreement”) to settle all claims in connection with a dispute between the Company and one of its customers related to the start-up of the customer’s warehouse that occurred in 2018 (the “Dispute”). A payment under the Settlement Agreement was made by the Company on July 5, 2024. As of July 10, 2024, the Dispute, which was litigated under the caption Lindt et al. v. GXO Warehouse Company, Inc., docket no. 4:22-cv-00384-BP, in Federal District Court for the Western District of Missouri (the “Court”), was dismissed with prejudice with each side to bear their own costs and fees, and the Court retained jurisdiction to enforce the terms of the Settlement Agreement. Among other things in the Settlement Agreement, the parties each denied the allegations and counterclaims asserted in the Dispute, and agreed to a mutual release of claims arising from, under or otherwise in connection with their prior business relationship and the Dispute, in exchange for a payment by the Company of $45 million. The Company intends to pursue reimbursement in connection with this Dispute under its existing insurance policies. The Company recognized $59 million expense for the nine months ended September 30, 2024, for the settlement, associated legal fees, costs and other related expenses.

On July 2, 2024, the Italian authorities launched an investigation into the deductibility of value-added tax payments by GXO to certain third-party cooperative labor providers for their services provided from 2017 through 2023. The alleged amount is €84 million ($93 million as of September 30, 2024). It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the status of the on-going investigation. We are cooperating in this matter and believe that we have a number of credible defenses. In August, 2024 the Company deposited €17 million ($19 million as of September 30, 2024) into a bank account in connection with the investigation. This amount is classified as restricted cash in Other long-term assets on the Condensed

Consolidated Balance Sheets. In October and November 2024, the Company deposited an additional €34 million ($38 million as of September 30, 2024) of restricted cash. The Company has agreed to deposit an additional €33 million ($37 million as of September 30, 2024) of restricted cash in December 2024 and January 2025.

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

Results of Operations

Three Months Ended September 30, 2024 compared with the Three Months Ended September 30, 2023

	Three Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Revenue	$3,157	$2,471	$686	28%
Direct operating expense	2,671	2,012	659	33%
Selling, general and administrative expense	265	258	7	3%
Depreciation and amortization expense	111	101	10	10%
Transaction and integration costs	21	3	18	n/m
Restructuring costs and other	9	7	2	29%
Litigation expense	(1)	—	(1)	—%
Operating income	81	90	(9)	(10)%
Other income (expense), net	(6)	7	(13)	n/m
Interest expense, net	(33)	(14)	(19)	n/m
Income before income taxes	42	83	(41)	(49)%
Income tax expense	(7)	(15)	8	(53)%
Net income	$35	$68	$(33)	(49)%
n/m - not meaningful

Revenue for the three months ended September 30, 2024 increased by 28%, or $686 million, to $3.2 billion compared with $2.5 billion for the same period in 2023. The increase primarily reflects $591 million from the acquisitions of Wincanton and PFS. Revenue also increased due to growth in our Continental Europe business. Foreign currency movement increased revenue $35 million for the three months ended September 30, 2024.

Direct operating expense is comprised of both fixed and variable expenses and consists of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for the three months ended September 30, 2024 increased by 33%, or $659 million, to $2.7 billion compared with $2.0 billion for the same period in 2023. The acquisitions of Wincanton and PFS increased Direct operating expense by $523 million for the three months ended September 30, 2024. Direct operating expense also increased due to foreign currency movement in our U.K. and Ireland and Continental Europe businesses. As a percentage of revenue, Direct operating expense for the three months ended September 30, 2024, was 84.6% compared with 81.4% for the same period in 2023. The increase in Direct operating expense as a percentage of revenue was primarily related to the Wincanton Acquisition and higher personnel and temporary labor expenses associated with our new contract start-ups.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits costs for executive and administrative functions, professional fees, bad debt expense and legal costs. SG&A for the three months ended September 30, 2024 increased by $7 million, to $265 million compared with $258 million for the same period in 2023. SG&A primarily increased due to the acquisitions of Wincanton and PFS, partially offset by higher bad debt expense in the prior year.

Depreciation and amortization expense for the three months ended September 30, 2024 increased by $10 million, to $111 million compared with $101 million for the same period in 2023. Amortization expense was $36 million and $18 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense primarily increased due to the acquisitions of Wincanton and PFS, partially offset by accelerated depreciation expense in the prior period.

Transaction and integration costs for the three months ended September 30, 2024 were $21 million and primarily related to the Wincanton Acquisition. Transaction and integration costs for the three months ended September 30, 2023 were $3 million and primarily related to the PFS Acquisition.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the three months ended September 30, 2024 were $9 million compared with $7 million for the same period in 2023.

Litigation expense for the three months ended September 30, 2024 related to the reversal of legal expenses associated with a settlement agreement dated June 14, 2024. For additional information regarding this settlement see Note 13. Commitments and Contingencies.

Other income (expense), net decreased primarily due to foreign currency loss. Other income, net was as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Net periodic pension income	$7	$2	$5	n/m
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(4)	(3)	(1)	33%
Unrealized foreign currency option and forward contracts gain (loss)	(8)	8	(16)	n/m
Foreign currency transaction and remeasurement gain	1	—	1	—%
Total foreign currency gain (loss)	(11)	5	(16)	n/m
Other loss	(2)	—	(2)	—%
Other income (expense), net	$(6)	$7	$(13)	n/m
n/m - not meaningful

Interest expense, net increased primarily due to debt incurred for the Wincanton Acquisition. Interest expense, net was as follows:

	Three Months Ended September 30,
(In millions, except percentages )	2024	2023	$ Change	% Change
Debt and capital leases	$45	$25	$20	80%
Cross-currency swaps	(10)	(9)	(1)	11%
Interest income	(2)	(2)	—	—%
Interest expense, net	$33	$14	$19	n/m
n/m - not meaningful

Income before income taxes for the three months ended September 30, 2024 was $42 million compared with $83 million for the same period in 2023. The decrease was primarily due to higher transaction and integration costs and interest expense.

Income tax expense for the three months ended September 30, 2024 was $7 million compared with $15 million for the same period in 2023. Our effective tax rate for the three months ended September 30, 2024 was 16.5%, compared with 17.9% for the same period in 2023. The decrease in our effective tax rate was primarily driven by fluctuations in our jurisdictional income profile.

Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Revenue	$8,459	$7,188	$1,271	18%
Direct operating expense	7,116	5,875	1,241	21%
Selling, general and administrative expense	784	761	23	3%
Depreciation and amortization expense	302	268	34	13%
Transaction and integration costs	55	22	33	n/m
Restructuring costs and other	26	31	(5)	(16)%
Litigation expense	59	—	59	—%
Operating income	117	231	(114)	(49)%
Other income, net	1	8	(7)	(88)%
Interest expense, net	(69)	(41)	(28)	68%
Income before income taxes	49	198	(149)	(75)%
Income tax expense	(11)	(38)	27	(71)%
Net income	$38	$160	$(122)	(76)%
n/m - not meaningful

Revenue for the nine months ended September 30, 2024 increased by 18%, or $1.3 billion, to $8.5 billion compared with $7.2 billion for the same period in 2023. The increase primarily reflects an increase of $1.1 billion from the acquisitions of Wincanton and PFS. Revenue also increased due to growth in our U.K. and Ireland and Continental Europe businesses. Foreign currency movement increased revenue $85 million for the nine months ended September 30, 2024.

Direct operating expenses is comprised of both fixed and variable expenses and consist of operating costs related to our logistics facilities, including personnel costs, facility and equipment expenses, such as rent, utilities, equipment maintenance and repair, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for the nine months ended September 30, 2024 increased by 21%, or $1.2 billion, to $7.1 billion compared with $5.9 billion for the same period in 2023. The acquisitions of Wincanton and PFS increased Direct operating expense by $914 million for the nine months ended September 30, 2024. Direct operating expense also increased due to foreign currency movement in our U.K. and Ireland and Continental Europe businesses. As a percentage of revenue, Direct operating expense for the nine months ended September 30, 2024, was 84.1% compared with 81.7% for the same period in 2023. The increase in Direct operating expense as a percentage of revenue was primarily related to the Wincanton Acquisition and higher personnel and temporary labor expenses associated with our new contract start-ups.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits for executive and administrative functions, professional fees and legal costs. SG&A for the nine months ended September 30, 2024 increased by 3%, or $23 million, to $784 million compared with $761 million for the same period in 2023. SG&A increased primarily due to the acquisitions of Wincanton and PFS, partially offset by higher bad debt expense in the prior year.

Depreciation and amortization expense for the nine months ended September 30, 2024 increased by $34 million to $302 million compared with $268 million for the same period in 2023. Amortization expense was $77 million and

$54 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense increased primarily due to the acquisitions of Wincanton and PFS.

Transaction and integration costs for the nine months ended September 30, 2024 were $55 million compared with $22 million for the same period in 2023. Transaction and integration costs for the nine months ended September 30, 2024 primarily related to the Wincanton Acquisition. Transaction and integration costs for the nine months ended September 30, 2023 primarily related to the integration of Clipper Logistics plc.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the nine months ended September 30, 2024 were $26 million compared with $31 million for the same period in 2023. For the nine months ended September 30, 2024, Restructuring costs and other relate to a restructuring plan designed to centralize certain processes and standardize operating structures. For the nine months ended September 30, 2023, Restructuring costs and other included severance charges of $24 million and impairment charges of $7 million as a result of closing certain corporate and administrative offices and the exit of non-core businesses in Asia.

Litigation expense for the nine months ended September 30, 2024 related to a settlement agreement dated June 14, 2024. We recognized $59 million expense for the nine months ended September 30, 2024 for the settlement, associated legal fees, costs and other related expenses. For additional information regarding this settlement see Note 13. Commitments and Contingencies.

Other income, net decreased due to foreign currency loss, partially offset by higher pension income. Other income, net was as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Net periodic pension income	$15	$6	$9	n/m
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(6)	(9)	3	(33)%
Unrealized foreign currency option and forward contracts gain (loss)	(4)	12	(16)	n/m
Foreign currency transaction and remeasurement loss	(2)	(1)	(1)	100%
Total foreign currency gain (loss)	(12)	2	(14)	n/m
Other loss	(2)	—	(2)	—%
Other income, net	$1	$8	$(7)	(88)%
n/m - not meaningful

Interest expense, net increased primarily due to debt incurred for the Wincanton Acquisition, partially offset by higher gains on cross-currency swaps in the current period. Interest expense, net was as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Debt and capital leases	$103	$72	$31	43%
Cross-currency swaps	(29)	(25)	(4)	16%
Interest income	(5)	(6)	1	(17)%
Interest expense, net	$69	$41	$28	68%

Income before income taxes for the nine months ended September 30, 2024 was $49 million compared with $198 million for the same period in 2023. The decrease was primarily due to higher costs associated with Litigation expense, Transaction and integration costs and interest expense.

Income tax expense for the nine months ended September 30, 2024, was $11 million compared with $38 million for the same period in 2023. Our effective tax rate for the nine months ended September 30, 2024 was 21.9%, compared to 19.1% for the same period in 2023. The increase in the Company’s effective tax rate for the nine months ended September 30, 2024 is due to a tax benefit related to a valuation allowance release in the prior year period.

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

As of September 30, 2024, we held cash and cash equivalents of $548 million, restricted cash in Other long-term assets of $21 million and we had $959 million of borrowing capacity, net of letters of credit under our revolving credit facilities. In October and November 2024, we deposited an additional €34 million ($38 million as of September 30, 2024) of restricted cash in connection with the investigation by the Italian authorities. We have agreed to deposit an additional €33 million ($37 million as of September 30, 2024) of restricted cash in December 2024 and January 2025. We believe that our cash and cash equivalents on hand, cash flows from operations, the revolving credit facilities, and the use of our factoring programs will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

For additional information regarding our cash requirement from lease obligations, indebtedness and contractual obligations, see Note 3. Leases, Note 6. Debt and Financing Arrangements and Note 13. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

	September 30,	December 31,
(In millions, except percentages)	2024	2023	$ Change	% Change
Total current assets	$2,959	$2,568	$391	15%
Total long-term assets	8,941	6,939	2,002	29%
Total current liabilities	3,432	2,626	806	31%
Total long-term liabilities	5,327	3,935	1,392	35%

Total assets and liabilities increased from December 31, 2023 to September 30, 2024 primarily due to the Wincanton Acquisition. Total long-term liabilities also increased from December 31, 2023 to September 30, 2024 due to the issuance of $1.1 billion of unsecured notes to fund the Wincanton Acquisition.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$363	$343	$20	6%
Net cash used in investing activities	(1,107)	(192)	(915)	n/m
Net cash provided by (used in) financing activities	829	(170)	999	n/m
Effect of exchange rates on cash and cash equivalents	14	(2)	16	n/m
Net increase (decrease) in cash, restricted cash and cash equivalents	$99	$(21)	$120	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2024 increased by $20 million compared with the same period in 2023. The increase was primarily due to working capital changes, primarily driven by higher factoring of receivables and timing of payments, partially offset by lower net income.

Investing Activities

Investing activities used $1.1 billion of cash for the nine months ended September 30, 2024 and $192 million for the same period in 2023. During the nine months ended September 30, 2024, we used $863 million, net of cash received, to fund the Wincanton Acquisition, used $255 million of cash to purchase property and equipment, used $5 million of cash in settlement of cross currency swap agreements and received $16 million of cash from sales of property and equipment. During the nine months ended September 30, 2023, we used $205 million of cash to purchase property and equipment and received $13 million of cash from sales of property and equipment.

Financing Activities

Financing activities generated $829 million and used $170 million of cash for the nine months ended September 30, 2024 and September 30, 2023, respectively. The source of cash from financing activities during the nine months ended September 30, 2024 was the issuance of long-term debt of $1,085 million, partially offset by cash used to repay $216 million of debt, $32 million to repay finance lease obligations and $8 million in payments for employee taxes on net settlement of equity awards. The primary uses of cash from financing activities during the nine months ended September 30, 2023 were $139 million to repay debt, $24 million to repay finance lease obligations and $7 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the nine months ended September 30, 2024, we issued $1.1 billion of unsecured notes to fund the Wincanton Acquisition. Other than the unsecured notes noted herein, as of September 30, 2024, the Company’s contractual obligations had not materially changed compared with December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from, among other things, changes in interest rates and foreign exchange rates. To reduce our exposure to market risk associated with interest rates and foreign currency exchange rates risks, we enter into various derivative instruments.

Interest Rate Risk

As of September 30, 2024, our long-term debt portfolio, excluding finance leases and other debt, consisted of $1.9 billion fixed-rate notes and $585 million variable-rate term loans based on the Secured Overnight Financing Rate (“SOFR”). For our variable-rate debt, we entered into interest rate swap agreements to convert $250 million of variable-rate U.S. dollar (“USD”) denominated debt into USD-denominated fixed-rate debt. Additionally, we entered into cross-currency swap agreements to convert $250 million of variable-rate debt from SOFR to the Euro Interbank Offered Rate (“Euribor”). As of September 30, 2024, a hypothetical 1% increase in SOFR and Euribor would have increased our interest expense by approximately $3 million.

Foreign Currency Exchange Rate Risk

A significant proportion of our net assets and income are in non-USD currencies, primarily the British pound sterling (“GBP”) and the Euro (“EUR”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency-denominated assets, liabilities and cash flows. Consequently, the depreciation of the EUR or the GBP relative to the USD could adversely impact our financial results.

We entered into cross-currency swap and forward agreements to manage our foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated debt, including the interest payments, to fixed-rate EUR-denominated debt and a portion of the floating-rate USD-denominated loans, including the interest payments, to floating-rate EUR-denominated debt. We use foreign currency options and forward contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.

As of September 30, 2024, a uniform 10% strengthening in the value of the USD relative to the EUR would have decreased our net assets by approximately $121 million, net of hedging. As of September 30, 2024, a uniform 10% strengthening in the value of the USD relative to the GBP would have decreased our net assets by approximately $81 million, net of hedging. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with the history of foreign currency markets.

See Note 7. “Fair Value Measurements and Financial Instruments” to the Condensed Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2024 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of PFSweb, Inc., there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023, except as set forth below.

Risks Related to the Wincanton Acquisition

On February 29, 2024, the Company and the board of directors of Wincanton plc (“Wincanton”) reached an agreement on the terms of a cash offer by the Company for Wincanton. On April 10, 2024, the Wincanton shareholders approved the Wincanton Acquisition and, on April 29, 2024, the Company completed the Wincanton Acquisition. The Wincanton Acquisition was notified to the Competition and Markets Authority in the United Kingdom (the “CMA”) which initiated its formal review of the transaction on September 9, 2024. Since completion of the transaction, Wincanton has been held separate from the Company pursuant to the terms of a customary initial enforcement order imposed by the CMA while it carries out its review. On November 1, 2024, the CMA announced that it intends to refer the Wincanton Acquisition for an in-depth Phase 2 investigation unless acceptable undertakings are agreed between the Company and the CMA by November 15, 2024. The Company is reviewing the decision and will continue to engage constructively and collaboratively with the CMA. As a result, the possible timing and likelihood of the CMA’s investigation is uncertain, and the CMA may require, in connection with granting its approval of the transaction, divestitures or ongoing restrictions on the operation of the combined business, each of which could have a material impact on the anticipated strategic benefits and synergies from the combination. Any delay in the receipt of regulatory approval from the CMA for the Wincanton Acquisition will result in greater transaction costs and professional fees. The success of the Wincanton Acquisition will depend, in significant part, on our ability to successfully integrate Wincanton and its subsidiaries, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Wincanton Acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

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

GXO Logistics, Inc.

Date: November 5, 2024	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)