Form 10-K
period 2024-12-31
GXO Logistics, Inc.
filed 2025-02-18
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.9 billion as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock on that date.

As of February 13, 2025, there were 119,518,035 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

As of December 31, 2024, our approximately 152,000 team members operated in 1,030 facilities worldwide totaling approximately 218 million square feet of space, primarily on behalf of large corporations that have outsourced their warehousing, distribution and other related activities to us.

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

GXO’s common stock, par value of $0.01 per share, began trading on the New York Stock Exchange under the ticker symbol “GXO” on August 2, 2021. GXO was incorporated as a Delaware corporation in February 2021.

On April 29, 2024, we completed the acquisition of Wincanton plc (“Wincanton”), a logistics company based in Chippenham, United Kingdom (the “Wincanton Acquisition”). Wincanton is a logistics provider specializing in warehousing and transportation solutions in the U.K. and Ireland. Wincanton services industries in grocery, retail and manufacturing, consumer goods, e-commerce, healthcare, defense, industrial, and energy. The Wincanton Acquisition is subject to a review by the Competition and Markets Authority (the “CMA”) in the U.K. On November 14, 2024, the CMA referred the completed acquisition by GXO Logistics, Inc. of Wincanton plc for an in-depth investigation (“Phase 2”) with a statutory deadline of April 30, 2025. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note — 4 Acquisitions” to the Consolidated Financial Statements for additional information.

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

As an industry leader that invests in technology, we have access to an immense amount of data, as well as the analytical processing capabilities to capitalize on that data by incorporating our learnings into customer solutions. We believe our ability to process and act upon data is a key competitive advantage and differentiator.

Customers and Markets

We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services. We provide services to customers globally, including Fortune 100 companies in the U.S., Fortune Global 500 companies in the world, European multinational market leaders and other renowned global brands. The customers we serve are primarily in North America and Europe and operate in every major industry. The diversification of our customer base reduces concentration risk. In 2024, our top five customers combined accounted for no more than 20% of our total revenue, and no customer represented more than 6%.

Our revenue is highly diversified due to our expertise across multiple verticals, reflecting our customers’ principal industry sectors. In 2024, 46% of our revenue was from Omnichannel retail, 13% from Technology and consumer electronics, 11% from Industrial and manufacturing, 11% from Food and beverage, 11% from Consumer packaged goods, and 8% from other industries, with the vast majority of our revenue generated in the United Kingdom, the United States, the Netherlands, France, Spain and Italy.

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

Our competitors include local, regional, national and international companies that offer services similar to those we provide. Our competitors include CEVA Logistics, DHL Group, DSV, GEODIS, ID Logistics Group, Kuehne + Nagel and Ryder Systems. Due to the competitive nature of our marketplace, we strive daily to strengthen and expand existing business relationships and forge new relationships.

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

Employee Profile

As of December 31, 2024, we operated in 27 countries with approximately 152,000 team members (comprising approximately 105,000 full-time and part-time employees and 47,000 temporary workers engaged through third-party agencies). Our workforce is located: 50% in the United Kingdom, 28% in Europe (excluding the United Kingdom), 20% in North America and 2% in Latin America and Asia combined. The majority of our employees in Europe and the United Kingdom were covered by collective bargaining agreements, while none of our employees in North America were covered by collective bargaining agreements. As of December 31, 2024, approximately 32% of our global workforce were women, and 68% of our full-time workforce in the U.S. were ethnic minorities.

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

Information About Our Executive Officers

The following information relates to our current executive officers:

Name	Age	Position
Malcolm Wilson	66	Chief Executive Officer
Baris Oran	51	Chief Financial Officer
Karlis Kirsis	45	Chief Legal Officer
Elizabeth Fogarty	55	Chief Communications Officer
Richard Cawston	51	Chief Revenue Officer
Corinna Refsgaard	57	Chief Human Resources Officer

Malcolm Wilson has served as Chief Executive Officer and a director since August 2021, after serving as Chief Executive Officer of XPO Logistics Europe since September 2017. He joined XPO in 2015 through XPO’s acquisition of Norbert Dentressangle, where he led the logistics division and served on the executive board. In December 2024, Mr. Wilson announced his retirement as Chief Executive Officer (“CEO”) and director of the Company in 2025.

Baris Oran has served as Chief Financial Officer since August 2021. Mr. Oran joined XPO in May 2021 as Chief Financial Officer of XPO’s Logistics segment after having previously served as Chief Financial Officer of the Sabanci Group, one of Turkey’s largest publicly traded companies. Mr. Oran served as Chief Financial Officer of Sabanci from 2016 to 2021, prior to which he held other senior finance roles at the company.

Karlis Kirsis has served as Chief Legal Officer since August 2021, after serving as Senior Vice President, European Chief Legal Officer, Corporate Secretary for XPO, a role he had held since February 2020. Mr. Kirsis previously served in various roles at XPO, including Senior Vice President, Corporate Counsel from July 2017 to February 2020 and Vice President, Corporate and Securities Counsel from September 2016 to July 2017.

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

Corinna Refsgaard has served as Chief Human Resource Officer since April 2024. Prior to her time with GXO, Ms. Refsgaard served as Group Chief People and Culture Officer at ISS, one of the world’s leading workplace experience and facility management companies, from November 2018 to March 2024. Over the course of three decades, she has held global, regional and business unit HR roles at firms, including Kontron, Fujitsu Technology Solutions, EADS and Mercedes-Benz.

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

Our ability to meet customer demands and expectations, especially during periods of peak volume, is substantially dependent on our ability to recruit and retain qualified temporary part-time and full-time workers. Increased demand for temporary workers, low unemployment or changes in federal or state minimum wage laws may increase the costs of temporary labor, and any such increases in labor costs could adversely affect our business, results of operations, cash flows and financial condition. In addition, macro-economic headwinds such as inflation and supply change disruptions may increase the potential for labor shortages and heightened levels of employee turnover. Therefore, our inability to recruit a qualified temporary workforce may result in our inability to meet our customers’ performance targets.

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

The Competition and Markets Authority in the United Kingdom (the “CMA”) has referred the Wincanton
Acquisition for an in-depth Phase 2 investigation.

On February 29, 2024, the Company and the board of directors of Wincanton plc (“Wincanton”) reached an agreement on the terms of a cash offer by the Company for Wincanton. On April 10, 2024, the Wincanton shareholders approved the Wincanton Acquisition and, on April 29, 2024, the Company completed the Wincanton

Acquisition. The Wincanton Acquisition was notified to the CMA which initiated its formal review of the transaction on September 9, 2024. Since completion of the transaction, Wincanton has been held separate from the Company pursuant to the terms of a customary initial enforcement order imposed by the CMA while it carries out its review. On November 1, 2024, the CMA announced that it intends to refer the Wincanton Acquisition for an in-depth Phase 2 investigation with a statutory deadline of April 30, 2025. The Company is reviewing the decision and will continue to engage constructively and collaboratively with the CMA. As a result, the possible timing and likelihood of the CMA’s investigation is uncertain, and the CMA may require, in connection with granting its approval of the transaction, divestitures or ongoing restrictions on the operation of the combined business, each of which could have a material impact on the anticipated strategic benefits and synergies from the combination. Any delay in the receipt of regulatory approval from the CMA for the Wincanton Acquisition will result in greater transaction costs and professional fees. The success of the Wincanton Acquisition will depend, in significant part, on our ability to successfully integrate Wincanton and its subsidiaries, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Wincanton Acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.

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

Our borrowing costs and access to capital and credit markets may be adversely affected by a downgrade or potential downgrade of our credit ratings.

Rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based upon a number of factors, including our cash generating capability, levels of indebtedness, policies with respect to shareholder distributions and financial strength generally, as well as factors beyond our control, such as the then-current state of the economy and our industry generally. Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets. Any downgrade or announcement that we are under review for a potential downgrade of our current credit ratings by a credit rating agency, especially any downgrade to below investment grade, could increase our future borrowing costs, impair our ability to access capital and credit markets on terms commercially acceptable to us or at all, and result in a reduction in our liquidity, all of which could adversely affect our financial condition, results of operations and cash flows.

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

The nature of our business exposes us to the potential for various types of claims and litigation. We are subject to claims and litigation related to our customer contracts and relationships, labor and employment, personal injury, vehicular accidents, cargo and other property damage, business practices, environmental liability and other matters, including claims asserted under various other theories of agency or employer liability, such as the investigation by Italian authorities into the deductibility of value-added tax payments by the Company to certain third-party cooperative labor providers. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in liability claims or workers’ compensation claims, the unfavorable resolution of claims or our failure to recover, in full or in part, under indemnity provisions could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could affect our earnings.

We are subject to risks associated with defined benefit plans for our current and former employees, which could have a material adverse effect on our earnings and financial position.

We maintain defined benefit pension plans in the U.K. A decline in interest rates or lower returns on funded plan assets may cause increases in the expense and funding requirements for the plans. Despite past amendments that froze our defined benefit pension plan to new participants and curtailed benefits, the pension plans remain subject to volatility associated with interest rates, inflation, returns on plan assets, other actuarial assumptions and statutory funding requirements. Any of these factors could lead to a significant increase in the expense of the plans and a deterioration in the solvency of the plans, which could significantly increase our contribution requirements. As a result, we are unable to predict the effect on our financial statements associated with our defined benefit pension plan.

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

Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles and changes in customers’ business practices. Our customers experience cyclical fluctuations in demand for their products due to economic recessions, which reduces the demand for our services and could adversely affect our business, results of operations, cash flows and financial condition. The ramifications of any period of heightened geopolitical tensions or conflicts, including increased international trade sanctions or tariffs, may negatively impact regional and global economic markets, including where we operate, may cause supply chain disruptions, may reduce consumer demand and may cause inflation with increased costs for labor, transportation and energy. Any period of heightened geopolitical tensions or conflict can increase financial market volatility and could negatively affect our ability to raise additional capital when required. While we do not conduct business in Russia, the conflict and its effects could adversely affect our business, results of operations, cash flows and financial condition.

Risks Related to Environmental, Social and Governance

Compliance with ESG laws and regulations could result in significant costs that adversely affect our consolidated results of operations.

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

Additionally, various jurisdictions, such as the State of California, the United Kingdom, and the European Union, have enacted legislation requiring certain companies disclose climate-related financial risk as well as GHG emissions, and other non-financial information. The requirements differ across regulations, increasing the cost of compliance. We may incur additional expenses both in the management of disclosure as well as potential changes in company operations to comply with the regulations. Certain jurisdictions have enacted legislation requiring certain companies to look in their supply chain and more actively manage risk and disclose non-financial metrics such as GHG emissions and health and safety. Managing bespoke customer requests related to ESG regulation may also increase our expenses. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

Our ability to achieve our ESG goals is subject to risks, many of which are outside our control, and our reputation could be harmed if we fail to meet such goals.

Our ability to achieve our ESG goals, including our goal to achieve 30% reduction in Greenhouse Gas (“GHG”) emissions by 2030, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks and may be dependent on the actions of suppliers and other third parties, all of which are outside our control. Additionally, as we focus on growth the cost to meet our ESG goals, specifically decarbonization, may increase. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, our reputation could be negatively impacted. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company.

Risks Related to Our Common Stock

Any stockholder’s percentage of ownership in GXO may be diluted in the future at any given time.

In the future, existing holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock and the compensation committee of our board of directors has granted and is likely to continue to grant additional stock-based awards to our employees under our employee benefits plans. Such awards will have a dilutive effect on the number of GXO shares outstanding and therefore on our earnings per share, which could adversely affect the market price of our common stock.

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

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term shareholder value.

In February 2025, our board of directors authorized the repurchase by the Company of up to $500 million of our common stock. The share repurchase plan permits repurchases of our common stock to be made from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. As a result, there can be no guarantee regarding the timing or volume of our share repurchases. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. The repurchase program may be suspended or discontinued at any time and, even if fully implemented, may not enhance long-term shareholder value.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe that cybersecurity is fundamental to how we operate and as such we place significant focus on defining and managing our cybersecurity risk. With the ever-changing cybersecurity landscape and continual emergence of new threats, our Board of Directors, Audit Committee and senior management team ensure that significant resources are devoted to cybersecurity risk management and the technologies, processes and people that support it. We have an Enterprise Risk Management Committee, comprising senior leaders from key functions, and a Cybersecurity Risk

Committee which utilize the National Institute of Standards and Technology (“NIST”) framework to ensure that these risks are clearly and effectively categorized and treated.

We utilize comprehensive and widespread information sources and services (including third-party threat intelligence) to understand the threat landscape faced by the Company and design our protective controls accordingly using a defense-in-depth approach. The layers of these defenses are aligned to the NIST framework; Govern, Identify, Protect, Detect, Respond and Recover. The Enterprise Risk Management Committee and Cybersecurity Risk Management Committee meet regularly to consider any change to risk levels and ensure that the Company’s cybersecurity controls remain commensurate to those risk levels. These controls and their performance are constantly evaluated and evolved to ensure that the Company remains well protected against any new threats.

The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our cybersecurity program and reporting on related matters to our Board of Directors. The CISO has over two decades of cyber security experience in a variety of industries including banking, aerospace, manufacturing and defense. A decade of this experience has been in senior leadership roles. The CISO leads a global team of highly trained experts covering all major cybersecurity functions including Technical Engineering and Architecture, Governance Risk and Compliance, Security Operations and Incident Response, Threat and Vulnerability Management and Security Awareness. The technologies, policies and processes associated with these functions are tested by third parties at least annually to ensure continued effectiveness and identify any opportunities for improvement. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors and intellectual property.

A full suite of cybersecurity policies exists and is applicable to all employees globally. These policies are reviewed annually and approved by relevant senior leaders. All Company employees are required to complete cybersecurity training annually, with quarterly “refreshers” throughout the year. An advanced phishing simulation program exists at the Company and all employees are tested at least monthly on their ability to identify phishing emails.

We invest in our cybersecurity defenses and have implemented multiple layers of protection against all known critical threats. We have high levels of compliance to protective controls on our technical estate, robust perimeter defenses, industry-leading filtering and analysis of web and email traffic, widespread multi-factor authentication, continuous training of our employees through educational material or simulation (e.g., phishing) and 24/7 monitoring of the IT estate. We have a robust and up-to-date Cyber Incident Response Plan (“CIRP”) that is performed as a table-top exercise at least annually. A range of dashboards has been designed for use by the cybersecurity management team to monitor the day-to-day performance of the cybersecurity defenses and immediately remediate any sign of concern.

All third-party vendors utilized by GXO undergo a cybersecurity assessment at the time of engagement. This assessment scrutinizes the third party’s cybersecurity maturity to ascertain the level of risk the third party may present to the systems and data of GXO and its customers. Additionally, these vendors’ security maturity is constantly monitored via a third-party service.

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

Item 2. Properties.

As of December 31, 2024, we operated in 1,030 facilities, including our corporate and administrative offices, of which 420 facilities are owned or leased by our customers. We lease our global headquarters in Greenwich, Connecticut and our executive office in London, England. In the aggregate, we occupied approximately 218 million square feet in our locations.

	Facilities				Square Footage
Locations	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
					(in millions)
United States	176	—	120	296	49	—	35	84
United Kingdom	209	4	186	399	21	1	36	58
Europe	184	—	97	281	41	—	30	71
Other (2)	37	—	17	54	4	—	1	5
Total	606	4	420	1,030	115	1	102	218
(1) Locations owned or leased by our customers.
(2) Locations are in Asia, Latin America and Canada.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 18. “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “GXO.” On February 13, 2025, there were approximately 74 record holders of our common stock.

We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Stock Performance Graph

GXO became a standalone publicly traded company on August 2, 2021. The following graph sets forth the cumulative total stockholder return to GXO’s stockholders for the period beginning August 2, 2021, through December 31, 2024, as well as the corresponding returns on the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index.

The stock performance assumes $100 was invested on August 2, 2021, in our common stock, the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index, including reinvestment of dividends through December 31, 2024.

	8/2/21	12/31/21	12/31/22	12/31/23	12/31/24
GXO	$100.00	$144.01	$67.69	$96.97	$68.97
S&P 400 MidCap Index	100.00	105.57	90.28	103.33	115.93
S&P 500 Technology Index	100.00	113.85	80.94	126.59	171.76
S&P 500 Transportation Index	100.00	110.27	88.61	97.57	96.16

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

Also, the following discussion and analysis of our financial condition and results of operations generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 financial condition and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On April 29, 2024, the Company completed the acquisition of Wincanton plc (“Wincanton”), a U.K. logistics provider specializing in both warehousing and transportation solutions (“the Wincanton Acquisition”). On October 23, 2023, the Company completed the acquisition of PFSweb, Inc. (“PFS”), an e-commerce order fulfillment company based in Irving, Texas (the “PFS Acquisition”). Due to the acquisitions of Wincanton in 2024 and PFS in 2023, comparisons in our results of operations between 2024 and 2023 are less meaningful. For additional information regarding our acquisitions, see Note 4. “Acquisitions” to the Consolidated Financial Statements.

Results of Operations

	Year Ended December 31,
(In millions, except percentages)	2024	2023	$ Change	% Change
Revenue	$11,709	$9,778	$1,931	20%
Direct operating expense	9,853	8,035	1,818	23%
Selling, general and administrative expense	1,061	998	63	6%
Depreciation and amortization expense	415	361	54	15%
Transaction and integration costs	76	34	42	n/m
Restructuring costs and other	27	32	(5)	(16)%
Litigation expense	59	—	59	n/m
Operating income	218	318	(100)	(31)%
Other income, net	31	1	30	n/m
Interest expense, net	(103)	(53)	(50)	94%
Income before income taxes	146	266	(120)	(45)%
Income tax expense	(8)	(33)	25	(76)%
Net income	$138	$233	$(95)	(41)%
n/m - not meaningful

Revenue for 2024 increased by 20%, or $1.9 billion, to $11.7 billion compared with $9.8 billion for 2023. The increase primarily reflects $1.6 billion from the acquisitions of Wincanton and PFS. Also, revenue increased in our Continental Europe and U.K. and Ireland businesses, mainly driven by higher pricing. Foreign currency movements increased revenue by $109 million in 2024.

Direct operating expenses comprise both fixed and variable expenses and consist of operating costs related to our warehouse operations, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies and information technology expenses. Direct operating expense for 2024 increased by 23%, or $1.8 billion, to $9.9 billion compared with $8.0 billion for 2023. The increase primarily reflects $1.4 billion from the acquisitions of Wincanton and PFS, and higher personnel and temporary labor expenses in the U.K. and Ireland business from growth in the business. Direct operating expense also increased due to foreign currency movement in our U.K. and Ireland and Continental Europe businesses. As a percentage of revenue, direct operating expense was 84.1% and 82.2% in 2024 and 2023, respectively. The increase in Direct operating expense as a percentage of revenue was primarily related to the Wincanton Acquisition.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefit costs for executive and certain administration functions, professional fees, bad debt expense and legal costs. SG&A for 2024 increased by 6%, or $63 million, to $1.1 billion, compared with $998 million in 2023. The increase was primarily driven by the acquisitions of Wincanton and PFS.

Depreciation and amortization expense for 2024 increased by $54 million to $415 million compared with $361 million for 2023. Depreciation and amortization expense increased primarily due to the acquisitions of Wincanton and PFS. Depreciation and amortization expense included amortization of intangible assets acquired of $108 million and $71 million in 2024 and 2023, respectively.

Transaction and integration costs were $76 million in 2024, compared with $34 million for 2023. Transaction and integration costs in 2024 primarily included $61 million related to the Wincanton Acquisition and $8 million related to the integration of PFS. Transaction and integration costs in 2023 primarily included $20 million related to the integration of Clipper Logistics plc and $12 million related to the PFS Acquisition.

We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These costs are primarily related to severance, including projects to optimize human resources, finance and information technology activities, and are not associated with customer attrition. Restructuring costs and other were $27 million for 2024, compared with $32 million for 2023. Restructuring costs and other in 2024 related to a restructuring plan designed to centralize certain finance, human resource and IT functions. Restructuring costs and other for 2023 included $16 million related to severance, $11 million for impairment charges, and $5 million associated with the exit of a non-core businesses in Asia.

Litigation expense in 2024 related to a settlement agreement dated June 14, 2024. We recognized $59 million for the settlement, associated legal fees, and other related expenses. For additional information regarding our legal matters see Note 18. “Commitments and Contingencies” to the Consolidated Financial Statements.

Other income, net increased due to higher pension income and foreign currency movements. In 2024, pension income primarily increased due to a defined benefit plan assumed in connection with the Wincanton Acquisition.
In 2024, the Company recorded a gain of $8 million in connection with a real estate transaction.

Other income, net was as follows:

	Year Ended December 31,
(In millions, except percentages)	2024	2023	$ Change	% Change
Net periodic pension income	$21	$8	$13	n/m
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(5)	(13)	8	(62)%
Unrealized foreign currency option and forward contracts gain	11	4	7	n/m
Foreign currency transaction and remeasurement loss	(3)	—	(3)	n/m
Total foreign currency gain (loss)	3	(9)	12	n/m
Other	7	2	5	n/m
Other income, net	$31	$1	$30	n/m
n/m - not meaningful

Interest expense, net increased due to the debt incurred for the Wincanton Acquisition. Interest expense, net was as follows:

	Year Ended December 31,
(In millions, except percentages)	2024	2023	$ Change	% Change
Debt and capital leases	$148	$96	$52	54%
Cross-currency swaps	(39)	(33)	(6)	18%
Interest income	(6)	(10)	4	(40)%
Interest expense, net	$103	$53	$50	94%

Income before income taxes for 2024 decreased by $120 million, to $146 million, compared with $266 million for 2023. The decrease was mainly driven by higher transaction and integration costs, litigation expense, and interest expense, partially offset by higher other income, net. Income before income taxes for our domestic operations was a pre-tax loss of $88 million for 2024, compared with $97 million of pre-tax income in 2023. The decrease from income to a loss in 2024 was primarily driven by higher transaction and integration costs, litigation expense and interest expense for debt incurred for the Wincanton Acquisition. Income before income taxes for our foreign operations was $234 million for 2024 compared with $169 million in 2023. The increase in 2024 was primarily driven by growth in the business and other income, net.

Income tax expense was $8 million in 2024, compared with $33 million in 2023. Our effective tax rate was 5.6% in 2024 and 12.4% in 2023. The decrease in our effective income tax rate was driven by income tax benefits from the release of valuation allowances in 2024.

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

As of December 31, 2024, we held cash and cash equivalents of $413 million, restricted cash of $72 million recorded in Other long-term assets, and we had $999 million of borrowing capacity available, net of letters of credit under our revolving credit facilities. During 2024, we deposited €68 million ($70 million as of December 31, 2024) of restricted cash in relation to a contingency, and in January 2025, the Company deposited an additional amount of €16 million ($17 million).

We believe that our cash and cash equivalents on hand, our cash flows from operations, the borrowing capacity under our revolving credit facilities, and the use of our factoring programs will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

For additional information regarding our cash requirements from contractual obligations, indebtedness and lease obligations, and legal matters, see Note 18. “Commitments and Contingencies,” Note 10. “Debt and Financing Arrangements” and Note 9. “Leases” to the Consolidated Financial Statements.

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

Financial Condition

The following table summarizes our asset and liability balances as of December 31, 2024 and 2023:

	December 31,
(In millions, except percentages)	2024	2023	$ Change	% Change
Total current assets	$2,641	$2,568	$73	3%
Total long-term assets	8,625	6,939	1,686	24%
Total current liabilities	3,189	2,626	563	21%
Total long-term liabilities	5,042	3,935	1,107	28%
Total assets and liabilities increased from December 31, 2023 to December 31, 2024 primarily due to the Wincanton Acquisition. Total liabilities also increased due to issuance of $1.1 billion of unsecured notes to fund the Wincanton Acquisition.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Consolidated Statements of Cash Flows, were summarized as follows:

	Year Ended December 31,
(In millions, except percentages)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$549	$558	$(9)	(2)%
Net cash used in investing activities	(1,157)	(410)	(747)	n/m
Net cash provided by (used in) financing activities	636	(186)	822	n/m
Effect of exchange rates on cash and cash equivalents	(13)	13	(26)	n/m
Net increase (decrease) in cash, restricted cash and cash equivalents	$15	$(25)	$40	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for 2024 decreased by $9 million compared to 2023. This decline was driven by decreased net income after adjustments for non-cash items, offset by benefits from working capital activity compared to the prior year.

Investing Activities

Investing activities used $1.2 billion of cash in 2024 compared with $410 million in 2023. During 2024, we used $863 million, net of cash received, to fund the Wincanton Acquisition, used $359 million of cash to purchase property and equipment, partially offset by $61 million of proceeds from the sales of property and equipment and $4 million in net proceeds from the settlement of cross-currency swap agreements, excluding accrued interest. During 2023, we used $274 million of cash for capital expenditures, used $149 million in connection with the PFS Acquisition and $3 million in settlement of cross-currency swap agreements, excluding accrued interest, partially offset by $18 million of proceeds from the sales of property and equipment.

Financing Activities

Financing activities generated $636 million of cash in 2024 and used $186 million in 2023. The primary source of cash from financing activities in 2024 was the issuance of long-term debt of $1.1 billion, partially offset by cash used to repay $408 million of debt, $45 million to repay finance lease obligations and $8 million in payments for employee taxes on net settlement of equity awards. The primary use of cash from financing activities in 2023 was

$140 million in repayment of debt, $29 million to repay finance lease obligations and $12 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2024, our outstanding obligations under operating and finance leases were $2.5 billion and $276 million, respectively. For additional information see Note 9. “Leases” to the Consolidated Financial Statements.

As of December 31, 2024, we had a total of $1.9 billion of Unsecured Notes outstanding, consisting of $1.1 billion Unsecured Notes with interest payable semiannually on May 6 and November 6 of each year and $800 million Unsecured Notes with interest payable semiannually on January 15 and July 15 of each year. We also have $450 million of variable-rate term loans outstanding with interest payable in arrears at our option monthly, quarterly, or semiannually. For additional information see Note 10. “Debt and Financing Arrangements” to the Consolidated Financial Statements.

In addition, we have obligations for agreements to purchase goods or services entered into in the ordinary course of business that are enforceable and legally binding.

Critical Accounting Policies and Estimates

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

Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. For additional information see Note 4. “Acquisitions” to the Consolidated Financial Statements.

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

Employee Benefit Plans

We sponsor various retirement plans, with the most significant plans held in the U.K. (the “U.K. Retirement Plans”). Assumptions used in the accounting for these employee benefit plans include the discount rate and expected return on plan assets. Assumptions are determined based on company data and appropriate market indicators and are evaluated each year at December 31. A change in any of these assumptions would have an effect on the net periodic pension cost reported in the Consolidated Financial Statements.

The discount rate is determined based on the yield on a portfolio of high-quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. A 50-basis-point decrease in the discount rate of the U.K. Retirement Plans would result in an estimated increase in the accumulated benefit obligation of approximately $91 million. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. An increase or decrease of 50 basis points in the expected return on plan assets for the U.K. Retirement Plans would have decreased or increased our net periodic pension cost by approximately $9 million in 2025. For additional information see Note 15. “Employee Benefit Plans” to the Consolidated Financial Statements.

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

Interest Rate Risk

Our long-term debt portfolio, excluding finance leases and other debt, consists of $1.9 billion fixed-rate notes and $450 million variable-rate term loans based on the Secured Overnight Financing Rate (“SOFR”). For our variable-rate debt, we entered into interest rate swap agreements to convert $125 million of variable-rate U.S. dollar (“USD”) denominated debt into USD-denominated fixed-rate debt. Additionally, we entered into cross-currency swap agreements to convert $250 million of variable-rate debt from SOFR to the Euro Interbank Offered Rate (“Euribor”). As of December 31, 2024, a hypothetical 1% increase in SOFR and Euribor would have increased our interest expense by approximately $3 million.

Foreign Currency Exchange Rate Risk

A significant proportion of our net assets and income are in non-USD currencies, primarily the British pound sterling (“GBP”) and the Euro (“EUR”). We are exposed to currency risk from potential changes in functional currency values of our foreign currency denominated assets, liabilities and cash flows. Consequently, the depreciation of the EUR or the GBP relative to the USD could adversely impact on our financial results.

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

As of December 31, 2024, a uniform 10% strengthening in the value of the USD relative to the EUR and GBP would have decreased our net assets by $70 million and $92 million, respectively, net of foreign currency hedging. These theoretical calculations assume that an instantaneous, parallel shift in exchange GBP and EUR rates occurs.

See Note 11. “Fair Value Measurements and Financial Instruments” to the Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
GXO Logistics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of GXO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Wincanton plc. during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Wincanton plc.’s internal control over financial reporting associated with approximately 9.9% of total assets, excluding associated goodwill and intangible assets and approximately 11.8% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Wincanton plc.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition-date fair value of a customer relationship intangible asset

As discussed in Note 4 to the consolidated financial statements, on April 29, 2024, the Company acquired Wincanton plc in a business combination for consideration of approximately $958 million. As a result of the transaction, the Company acquired a customer relationship intangible asset associated with the generation of future income from the acquiree’s existing customers. The acquisition-date fair value of intangible assets recorded by the Company was $539 million, which included a customer relationship intangible asset.

We identified the evaluation of the acquisition-date fair value of the customer relationship intangible asset as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used to estimate the acquisition-date fair value of the customer relationship intangible asset. Specifically, there was limited observable market information for the forecasted revenue and customer attrition assumptions, and evaluation of the discount rate assumption required specialized skills and knowledge. Changes in these assumptions could have had a significant impact on the acquisition-date fair value of the customer relationship intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the acquisition-date fair value of the customer relationship intangible asset. This included controls related to the determination of the forecasted revenue, customer attrition, and discount rate assumptions used in the Company’s model. We evaluated the Company’s forecasted revenue of the acquired company by comparing it to past performance of the acquired company, and actual and forecasted revenue trends of the acquiree’s peers. We evaluated the Company’s customer attrition assumption by comparing it to historical attrition experienced by the acquired company. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate used by comparing it against a discount rate that was developed using publicly available market data for comparable entities.

Sufficiency of audit evidence over revenue from contracts with customers

As discussed in Notes 2 and 3 to the consolidated financial statements, revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationship with its customers. For the year ended December 31, 2024, the Company reported $11.7 billion of revenue.

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

New York, New York
February 18, 2025

GXO Logistics, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023	2022
Revenue	$11,709	$9,778	$8,993
Direct operating expense	9,853	8,035	7,443
Selling, general and administrative expense	1,061	998	886
Depreciation and amortization expense	415	361	329
Transaction and integration costs	76	34	61
Restructuring costs and other	27	32	32
Litigation expense	59	—	—
Operating income	218	318	242
Other income, net	31	1	51
Interest expense, net	(103)	(53)	(29)
Income before income taxes	146	266	264
Income tax expense	(8)	(33)	(64)
Net income	138	233	200
Net income attributable to Noncontrolling Interests (“NCI”)	(4)	(4)	(3)
Net income attributable to GXO	$134	$229	$197

Earnings per share
Basic	$1.12	$1.93	$1.68
Diluted	$1.12	$1.92	$1.67

Weighted-average common shares outstanding
Basic	119,413	118,908	117,050
Diluted	119,798	119,490	117,616

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2024	2023	2022
Net income	$138	$233	$200
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(34)	19	(98)
Cash flow hedges	(1)	(2)	7
Pension plans	(42)	(1)	(36)
Other comprehensive income (loss), net of tax	(77)	16	(127)
Comprehensive income, net of tax	61	249	73
Less: Comprehensive income attributable to NCI	1	5	2
Comprehensive income attributable to GXO	$60	$244	$71

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$413	$468
Accounts receivable, net of allowance of $15 and $11	1,799	1,753
Other current assets	429	347
Total current assets	2,641	2,568
Long-term assets
Property and equipment, net of accumulated depreciation of $1,732 and $1,545	1,160	953
Operating lease assets	2,329	2,201
Goodwill	3,549	2,891
Intangible assets, net of accumulated amortization of $618 and $528	986	567
Other long-term assets	601	327
Total long-term assets	8,625	6,939
Total assets	$11,266	$9,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$776	$709
Accrued expenses	1,271	966
Current debt	110	27
Current operating lease liabilities	647	597
Other current liabilities	385	327
Total current liabilities	3,189	2,626
Long-term liabilities
Long-term debt	2,521	1,620
Long-term operating lease liabilities	1,898	1,842
Other long-term liabilities	623	473
Total long-term liabilities	5,042	3,935
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,496 and 119,057 shares issued and outstanding	1	1
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,629	2,598
Retained earnings	686	552
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(313)	(239)
Total stockholders’ equity before NCI	3,003	2,912
NCI	32	34
Total equity	3,035	2,946
Total liabilities and equity	$11,266	$9,507

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$138	$233	$200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	415	361	329
Stock-based compensation expense	39	35	33
Deferred tax benefit	(38)	(41)	(7)
Other	1	23	(17)
Changes in operating assets and liabilities
Accounts receivable	118	(17)	(71)
Other assets	(54)	28	24
Accounts payable	23	(3)	45
Accrued expenses and other liabilities	(93)	(61)	6
Net cash provided by operating activities	549	558	542
Cash flows from investing activities:
Capital expenditures	(359)	(274)	(342)
Proceeds from sale of property and equipment	61	18	40
Acquisition of business, net of cash acquired	(863)	(149)	(876)
Cross-currency swap agreements settlement	4	(3)	21
Other	—	(2)	8
Net cash used in investing activities	(1,157)	(410)	(1,149)
Cash flows from financing activities:
Proceeds from debt, net	1,090	—	917
Repayments of debt, net	(408)	(140)	(82)
Repayments of finance lease obligations	(45)	(29)	(33)
Taxes paid related to net share settlement of equity awards	(8)	(12)	(16)
Other	7	(5)	1
Net cash provided by (used in) financing activities	636	(186)	787
Effect of exchange rates on cash and cash equivalents	(13)	13	(18)
Net increase (decrease) in cash, restricted cash and cash equivalents	15	(25)	162
Cash, restricted cash and cash equivalents, beginning of year	470	495	333
Cash, restricted cash and cash equivalents, end of year	$485	$470	$495

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$413	$468	$495
Restricted cash (included in Other long-term assets)	72	2	—
Total cash, restricted cash and cash equivalents	$485	$470	$495

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest, net	$97	$57	$34
Cash paid for income taxes, net	43	84	111
Noncash investing and financing activities:
Common stock issued for acquisition	$—	$—	$204

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Changes in Equity

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
December 31, 2021	114,659	$1	$2,354	$126	$(130)	$2,351	$39	$2,390
Net income	—	—	—	197	—	197	3	200
Other comprehensive loss	—	—	—	—	(126)	(126)	(1)	(127)
Stock-based compensation	—	—	33	—	—	33	—	33
Vesting of stock compensation awards	557	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(246)	—	(16)	—	—	(16)	—	(16)
Common stock issued for acquisition	3,758	—	204	—	—	204	—	204
Other	—	—	—	—	2	2	(8)	(6)
December 31, 2022	118,728	$1	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	229	—	229	4	233
Other comprehensive income	—	—	—	—	15	15	1	16
Stock-based compensation	—	—	35	—	—	35	—	35
Vesting of stock compensation awards	555	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(226)	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	(4)	(4)
December 31, 2023	119,057	$1	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income	—	—	—	134	—	134	4	138
Other comprehensive loss	—	—	—	—	(74)	(74)	(3)	(77)
Stock-based compensation	—	—	39	—	—	39	—	39
Vesting of stock compensation awards	607	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(168)	—	(8)	—	—	(8)	—	(8)
Other	—	—	—	—	—	—	(3)	(3)
December 31, 2024	119,496	$1	$2,629	$686	$(313)	$3,003	$32	$3,035

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Consolidated Financial Statements

1. Organization

Nature of Operations

GXO Logistics, Inc., together with its subsidiaries (“GXO” or the “Company”), is the largest pure-play contract logistics provider in the world. The Company provides its customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by its ability to deliver technology-enabled, customized solutions at scale. The Company serves a broad range of customers across various industries, such as e-commerce, omnichannel retail, technology and consumer electronics, food and beverage, industrial and manufacturing, and consumer packaged goods, among others. The Company presents its operations in the Consolidated Financial Statements as one reportable segment.

The Company became a standalone publicly traded company on August 2, 2021, when XPO, Inc. (“XPO”) spun off the Company to GXO’s stockholders and GXO’s common stock, par value of $0.01 per share, began trading independently on the New York Stock Exchange under the ticker symbol “GXO”. GXO was incorporated as a Delaware corporation in February 2021.

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

Significant Accounting Policies

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. Restricted cash primarily consists of cash deposited in relation to a contingency, and cash collateralizing operating obligations. Restricted cash is recorded in Other long-term assets on the

Consolidated Balance Sheets. See Note 18. “Commitments and Contingencies” for additional information regarding the contingency.

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

The roll forward of the allowance for doubtful accounts was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$11	$12	$13
Provisions charged to expense	16	10	5
Write-offs, less recoveries, and foreign exchange translation	(12)	(11)	(6)
Ending balance	$15	$11	$12

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

The estimated useful lives of property and equipment are described below:

Estimated Useful Life
Buildings	40 years
Leasehold improvements	Shorter of useful life or term of lease
Warehouse equipment, fleet and other	3 to 15 years
Technology and automated systems	3 to 15 years
Computer equipment	1 to 5 years
Internal-use software	1 to 5 years

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

Contract Assets and Liabilities

Contract assets consist of two components: customer acquisition costs and costs to fulfill a contract. The Company capitalizes direct and incremental costs incurred to obtain and to fulfill a contract in advance of revenue recognition, such as certain labor, third-party service and related product costs. These costs are recognized as an asset if the Company expects to recover them. Contract assets are recognized consistent with the transfer of the underlying performance obligations to the customer based on the specific contracts to which they relate. Contract assets are amortized to Direct operating expense in the Consolidated Statements of Operations over the contract term.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value. Stock compensation expense is recognized using the straight-line method, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. For grants of stock options, the Company determines the fair value based on the Black-Scholes option-pricing model. For grants of restricted stock units (“RSU”) subject to service-based or performance-based vesting conditions only, the Company establishes the fair value based on the market price on the date of the grant. For grants of restricted stock awards (“RSA”) the fair value is equal to the fair market value of the Company’s common stock on the date of grant. These shares vest and are issued upon grant. For grants of awards subject to market-based vesting conditions (“PSU”), the Company determines the fair value based on a Monte Carlo simulation model. The Company accounts for forfeitures as they occur.

Earnings per Share

Basic earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that were outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. For the years ended December 31, 2024, 2023 and 2022, the number of common shares excluded from diluted shares outstanding was 1.1 million, 1.5 million and 2.0 million, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

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

Adoption of New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the guidance for the fiscal year ended December 31, 2024. Adopting this new standard resulted in additional disclosure within the Company’s Consolidated Financial Statements, see Note 5. “Segment Information.”

Accounting Pronouncements Issued But Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the disclosure requirements about specific expense categories in its Consolidated Financial Statements.

3. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
United Kingdom	$5,248	$3,664	$3,293
United States	3,087	2,909	2,861
Netherlands	922	831	699
France	809	830	729
Spain	571	529	488
Italy	391	382	331
Other	681	633	592
Total	$11,709	$9,778	$8,993

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry. Revenue disaggregated by industry was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Omnichannel retail	$5,360	$4,100	$3,649
Technology and consumer electronics	1,541	1,467	1,337
Industrial and manufacturing	1,339	1,078	1,076
Food and beverage	1,331	1,331	1,327
Consumer packaged goods	1,259	1,027	915
Other	879	775	689
Total	$11,709	$9,778	$8,993

Contract Balances

	December 31,
(In millions)	2024	2023
Contract assets and contract costs included in:
Other current assets	$37	$21
Other long-term assets	196	160
Total contract assets	$233	$181
Contract liabilities included in:
Other current liabilities	$272	$210
Other long-term liabilities	128	115
Total contract liabilities	$400	$325

Revenue recognized included the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Amounts included in the beginning of year contract liability balance	$208	$122	$93

4. Acquisitions

Wincanton Acquisition

On February 29, 2024, the Company and the board of directors of Wincanton plc, a logistics company based in Chippenham, United Kingdom (“Wincanton”), reached an agreement on the terms of a cash offer by the Company for the acquisition of the entire issued ordinary share capital of Wincanton (the “Wincanton Acquisition”). Under the terms of the agreement, Wincanton shareholders received 605 pence ($7.64 as of the acquisition date) in cash for each Wincanton share held. On April 29, 2024, the Company completed the Wincanton Acquisition for a total consideration of approximately £762 million ($958 million as of the acquisition date). The Wincanton Acquisition is subject to a review by the Competition and Markets Authority (the “CMA”) in the U.K. On November 14, 2024, the CMA referred the completed acquisition by GXO Logistics, Inc. of Wincanton plc for an in-depth investigation (“Phase 2”) with a statutory deadline of April 30, 2025.

Wincanton is a logistics provider specializing in warehousing and transportation solutions in the U.K. and Ireland. Wincanton services industries in grocery, retail and manufacturing, consumer goods, e-commerce, healthcare, defense, industrial, and energy.

In connection with the Wincanton Acquisition, the Company incurred transaction costs of $61 million for the year ended December 31, 2024, which were included in Transaction and integration costs in the Consolidated Statements of Operations.

Also, in connection with the Wincanton Acquisition, (i) the Company entered into a bridge term loan credit agreement (the “Bridge Term Loan”), (ii) the Company entered into a three-year term loan credit agreement (“Three-Year Term Loan due 2027”), and (iii) in April 2024, the Company issued $1.1 billion aggregate principal amount of senior notes (the “Unsecured Notes”). For additional information regarding the financing agreements entered in connection with the Wincanton Acquisition, see Note 10. “Debt and Financing Arrangements.”

Wincanton’s results of operations are included in the Consolidated Statements of Operations from the date of acquisition. The Company recorded $1.4 billion and $7 million of revenue and loss before income taxes for the year ended December 31, 2024, respectively.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$90
Accounts receivable	241
Other current assets	70
Total current assets	401
Long-term assets
Property and equipment	137
Operating lease assets	166
Intangible assets (1)	539
Other long-term assets	151
Total long-term assets	993
Total assets	$1,394
LIABILITIES
Current liabilities
Accounts payable	$70
Accrued expenses	313
Current debt	10
Current operating lease liabilities	22
Other current liabilities	123
Total current liabilities	538
Long-term liabilities
Long-term debt	211
Long-term operating lease liabilities	144
Other long-term liabilities	269
Total long-term liabilities	624
Total liabilities	$1,162
Net assets purchased	$232
Purchase price (2)	$958
Goodwill recorded (3)	$726
(1) The Company acquired $539 million of intangible assets, comprised of customer relationships, trade names, and intellectual property with weighted-average useful lives of 12.5 years.
(2) The Company recorded a realized foreign currency gain of $5 million which represents the change in foreign currency rates from the acquisition date through the settlement date. The gain is included as a component of “Transaction and Integration expense” on the Consolidated Statements of Operations.
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

The fair values of the assets acquired and liabilities assumed are considered preliminary and subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. The primary areas of the purchase price allocation that are not yet finalized relate to intangible assets, goodwill, other long-term assets, lease assets and liabilities, accrued expenses, other current and long-term liabilities, and income taxes. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.

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

	Year Ended December 31
(In millions)	2024	2023
Revenue	$12,283	$11,529
Income before income taxes (1)	105	200
(1) Included in the Income before income taxes on a pro forma basis for the year ended December 31, 2024, were long-lived asset impairment charges of $90 million recorded by Wincanton before its acquisition by the Company.

PFSweb Acquisition

On September 13, 2023, the Company entered into an Agreement and Plan of Merger to acquire PFSweb, Inc., a Delaware corporation headquartered in Irving, Texas (“PFS”). On October 23, 2023, the Company completed the acquisition of PFS (the “PFS Acquisition”). The Company acquired the shares of PFS at a price per share of $7.50 in cash, totaling approximately $149 million, net of cash acquired. PFS is a global provider of omnichannel commerce solutions, including a broad range of technology, infrastructure and professional services, in the United States, Canada and Europe. PFS’s service offerings include order fulfillment, fulfillment-as-a-service, order management and customer care.

The Company recorded the fair value of assets acquired and liabilities assumed on the date of acquisition, including intangible assets comprised of customer relationships, trademarks, trade names and developed technology of $55 million with a weighted-average amortization period of 13 years. Goodwill acquired in connection with the acquisition was $80 million, recorded in the Americas and Asia-Pacific reporting unit, and was attributed to anticipated synergies. The Company does not expect the goodwill recognized in connection with the PFS Acquisition to be deductible for U.S. income tax purposes.

5. Segment Information

The Company is organized geographically into three operating segments: i) Americas and Asia-Pacific, ii) United Kingdom and Ireland, and iii) Continental Europe. The Company’s reporting unit results are regularly provided to the chief operating decision maker (“CODM”). The CODM is our Chief Executive Officer, who assesses the Company’s performance and allocates resources.

The CODM evaluates the Company’s performance and allocates resources primarily based on adjusted earnings before interest, taxes, depreciation and amortization, adjusted for transaction and integration costs, restructuring costs, litigation expense, and unrealized gain/loss on foreign currency contracts and other adjustments (“Adjusted EBITDA”).

For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.

The Company’s segment results were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Revenue	$11,709	$9,778	$8,993
Direct operating expense	9,853	8,035	7,443
Selling, general and administrative expense (1)	996	931	822
Other income (expense), net (2)	(20)	4	(64)
Segment Adjusted EBITDA	$880	$808	$792
Less:
Corporate expenses (3)	65	67	64
Depreciation expense	307	290	261
Amortization expense	108	71	68
Transaction and integration costs	76	34	61
Restructuring costs and other	27	32	32
Litigation expense	59	—	—
Unrealized (gain) loss on foreign currency contracts and other (4)	(11)	(5)	13
Interest expense, net	103	53	29
Income before income taxes	146	266	264
Income tax expense	(8)	(33)	(64)
Net income	$138	$233	$200
(1) Excludes unallocated corporate expenses.
(2) Other income, net excluding unrealized (gain) loss on foreign currency contracts and other.
(3) Corporate expenses include unallocated costs related to corporate functions such as salaries and benefits, rent, and professional fees which are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
(4) Included in Other income, net in the Consolidated Statements of Operations.

Long-lived assets geographic information

The Company’s long-lived assets for this disclosure is defined as Property and equipment, net of accumulated depreciation, and operating lease assets. The Company’s long-lived assets by geographic region were as follows:

	December 31,
(In millions)	2024	2023
United States	$1,498	$1,545
United Kingdom	1,006	772
Europe	939	783
Other (1)	46	54
Total	$3,489	$3,154
(1) Includes Asia, Latin America and Canada.

6. Goodwill

The following tables present the changes in goodwill for the years ended December 31, 2024 and 2023.

(In millions)
Balance as of December 31, 2022	$2,728
Acquisition	120
Foreign exchange translation (1)	43
Balance as of December 31, 2023	2,891
Acquisitions (2)	730
Foreign exchange translation (1)	(72)
Balance as of December 31, 2024	$3,549
(1) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.
(2) Includes $726 million and $4 million for the preliminary purchase price allocation for the Wincanton Acquisition and adjustments to the purchase price allocation for the PFS Acquisition, respectively.

As of December 31, 2024 and 2023, there were no accumulated goodwill impairment losses.

7. Intangible Assets

The following table summarizes identifiable intangible assets:

	December 31, 2024			December 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$1,527	$(600)	$927	$1,046	$(524)	$522
Trade names and trademarks	60	(15)	45	42	(4)	38
Developed technology	17	(3)	14	7	—	7
Total	$1,604	$(618)	$986	$1,095	$(528)	$567

Intangible asset amortization expense was $108 million, $71 million and $68 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Estimated amortization expense	$118	$109	$103	$84	$69	$503

8. Property and Equipment

The following table summarizes property and equipment:

	December 31,
(In millions)	2024	2023
Land, buildings and leasehold improvements	$515	$440
Warehouse equipment, fleet and other	1,113	1,025
Technology and automated systems	531	373
Computer equipment	335	304
Internal-use software	398	356
Total property and equipment, gross	2,892	2,498
Less: accumulated depreciation and amortization	1,732	1,545
Total property and equipment, net	$1,160	$953

Depreciation of property and equipment was $307 million, $290 million and $261 million for the years ended December 31, 2024, 2023 and 2022, respectively.

9. Leases

The following amounts were recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2024	2023
Operating leases:
Operating lease assets	$2,329	$2,201

Current operating lease liabilities	$647	$597
Long-term operating lease liabilities	1,898	1,842
Total operating lease liabilities	$2,545	$2,439

Finance leases:
Property and equipment, net	$239	$107

Current debt	$39	$26
Long-term debt	237	90
Total finance lease liabilities	$276	$116

The components of lease expense were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating leases:
Operating lease cost	$830	$751	$697
Short-term lease cost	202	225	118
Variable lease cost	153	129	106
Total operating lease cost (1)	$1,185	$1,105	$921
Finance leases:
Amortization of leased assets	$30	$30	$30
Interest expense on lease liabilities	10	5	5
Total finance lease cost	$40	$35	$35
Total operating and finance lease cost	$1,225	$1,140	$956
(1) Operating lease cost is primarily included in Direct operating expense in the Consolidated Statements of Operations.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$791	$696	$576
Operating cash flows for finance leases	10	5	5
Financing cash flows for finance leases	45	29	33
Leased assets obtained in exchange for new lease obligations:
Operating leases, including $166, $52, and $233 from an acquisition in 2024, 2023 and 2022 respectively	$815	$568	$1,154
Finance leases, including $83, $1, and $16 from an acquisition in 2024, 2023 and 2022 respectively	211	10	20

Supplemental weighted-average information for leases was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	5.6 years	5.6 years
Finance leases	24.1 years	11.7 years
Weighted-average discount rate
Operating leases	4.9%	4.6%
Finance leases	5.4%	4.4%

Maturities of lease liabilities as of December 31, 2024 were as follows:

(In millions)	Finance Leases	Operating Leases
2025	$46	$763
2026	39	637
2027	33	483
2028	28	308
2029	24	209
Thereafter	290	517
Total lease payments	460	2,917
Less: Interest	(184)	(372)
Present value of lease liabilities	$276	$2,545

As of December 31, 2024, the Company had additional operating leases that have not yet commenced with future undiscounted lease payments of approximately $98 million. These operating leases will begin in 2025, with initial lease terms ranging from 4 to 16 years.

10. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		December 31,
(In millions, except percentages)	Rate (1)	2024	2023
Unsecured notes due 2026 (2)	1.65%	$399	$398
Unsecured notes due 2029 (3)	6.25%	593	—
Unsecured notes due 2031 (4)	2.65%	397	397
Unsecured notes due 2034 (5)	6.50%	490	—
Three-Year Term Loan due 2025 (6)	5.58%	50	235
Five-Year Term Loan due 2027 (7)(8)	5.71%	399	499
Finance leases and other debt	Various	303	118
Total debt		$2,631	$1,647
Less: Current debt		110	27
Long-term debt		$2,521	$1,620
(1) Interest rates as of December 31, 2024.
(2) Net of unamortized discount and debt issuance costs of $1 million and $2 million, as of December 31, 2024 and 2023, respectively.
(3) Net of unamortized discount and debt issuance costs of $7 million as of December 31, 2024.
(4) Net of unamortized discount and debt issuance costs of $3 million as of December 31, 2024 and 2023.
(5) Net of unamortized discount and debt issuance costs of $10 million as of December 31, 2024.
(6) In 2024, the Company repaid $185 million of the Three-Year Term Loan due 2025.
(7) Net of unamortized debt issuance costs of $1 million as of December 31, 2024 and 2023.
(8) In 2024, the Company repaid $100 million of the Five-Year Term Loan due 2027.

Unsecured Notes

On April 25, 2024, the Company entered into an underwriting agreement to issue and sell $1.1 billion of Unsecured Notes, consisting of $600 million of notes due 2029 (the “2029 Notes”) and $500 million of notes due 2034 (the “2034 Notes”) in a registered public offering to fund the Wincanton Acquisition. The closing of the sale of the Unsecured Notes occurred on May 6, 2024. The 2029 Notes bear interest at a rate of 6.25% per annum payable semiannually on May 6 and November 6 of each year, beginning on November 6, 2024, and maturing on May 6, 2029. The 2034 Notes bear interest at a rate of 6.50% per annum payable semiannually on May 6 and November 6 of each year, beginning on November 6, 2024 and maturing on May 6, 2034.

In 2021, the Company completed an offering of $800 million aggregate principal amount of notes, consisting of $400 million of notes due 2026 (the “2026 Notes”) and $400 million of notes due 2031 (the “2031 Notes”). The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, and maturing on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in arrears on January 15 and July 15 of each year and maturing on July 15, 2031.

Five-Year Term Loan due 2027

In 2022, the Company entered into a $500 million five-year unsecured term loan (the “Five-Year Term Loan”) that will mature on May 26, 2027. The loan bears interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s credit ratings. In 2024, the Company repaid $100 million of the Five-Year Term Loan.

Three-Year Term Loan due 2025

In 2022, the Company borrowed a $235 million three-year term loan tranche (the “Three-Year Term Loan”) that will mature on May 26, 2025. The Delayed Draw Term Loan bears interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings. In 2024, the Company repaid $185 million of the Three-Year Term Loan.

Three-Year Term Loan due 2027

On March 29, 2024, the Company entered into a three-year term loan credit agreement with the lenders and other parties from time to time party thereto and Bank of America N.A., as an administrative agent, that provided a three-year multicurrency £250 million unsecured term facility (the “Three-Year Term Loan due 2027”) to fund the Wincanton Acquisition. Concurrently with the closing of the Unsecured Notes in 2024, the Company terminated the commitments under the Three-Year Term Loan due 2027. No amounts were drawn under the Three-Year Term Loan due 2027.

Bridge Term Loan

On February 29, 2024, the Company entered into a 364-day bridge term loan credit agreement that provided a £763 million unsecured Bridge Term Loan facility (the “Bridge Term Loan”) to fund the Wincanton Acquisition. Concurrently with the closing of the Unsecured Notes in 2024, the Company terminated the commitments under the Bridge Term Loan. No amounts were drawn under the Bridge Term Loan.

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

Loans under the Revolving Credit Agreement will bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. dollars, at the Company’s option the alternate base rate or term Secured Overnight Financing Rate (“SOFR”), (b) with respect to borrowings in Canadian Dollars, term Canadian Overnight Repo Rate Average (“CORRA”), (c) with respect to borrowings in Pounds Sterling, daily simple Sterling Overnight Index Average Rate (“SONIA”) and (d) with respect to borrowings in Euros, Euro Interbank Offered Rate (“EURIBOR”), in each case, plus an applicable margin calculated based on the Company’s credit ratings. In addition, the Company is paying a commitment fee of 0.15% per annum on the unused portion of the commitments under the Revolving Credit Facility. No amounts were outstanding under the previous or new revolving credit agreements as of December 31, 2024 or December 31, 2023.

In connection with the Wincanton Acquisition, the Company assumed a revolving credit facility agreement (the “Wincanton Revolving Credit Agreement”) under which it may borrow up to £175 million ($219 million as of December 31, 2024) in aggregate at any time, expiring in March 2027. Loans under the Wincanton Revolving Credit Agreement will bear interest at daily simple SONIA plus a margin. As of December 31, 2024, the Company had £15 million ($19 million) of borrowings outstanding under this agreement.

Amounts drawn and repaid in 90 days or less under the revolving credit facilities are presented net in the Consolidated Statement of Cash Flows.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of the Company’s long-term debt (excluding finance lease obligations, unamortized discount and debt issuance costs) as of December 31, 2024, maturing during the following years.

(In millions)	2025	2026	2027	2028	2029	Thereafter
Long-term debt	$71	$403	$402	$1	$600	$900

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

Information related to trade receivables sold was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Receivables sold in period	$1,856	$1,110	$992
Cash consideration	1,843	1,103	988
Net cash provided by operating cash flows	200	21	35

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

As of December 31, 2024, the Company complied with the covenants contained in its debt and financing arrangements.

11. Fair Value Measurements and Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:

•Level 1—Quoted prices for identical instruments in active markets;

•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•Level 3—Valuations based on inputs that are unobservable, utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2024 and 2023, due to their short-term nature.

Debt

The fair value of debt was as follows:

		December 31, 2024		December 31, 2023
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$380	$399	$362	$398
Unsecured notes due 2029	2	617	593	—	—
Unsecured notes due 2031	2	336	397	326	397
Unsecured notes due 2034	2	514	490	—	—
Three-Year Term Loan due 2025	2	49	50	231	235
Five-Year Term Loan due 2027	2	394	399	493	499

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

Net Investment Hedges

The Company uses fixed-to-fixed or variable-to-variable cross-currency swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. dollar and the associated foreign currencies. The Company designated these cross-currency swap agreements as qualifying hedging instruments and accounts for them as net investment hedges. During 2024, the Company amended four cross-currency swaps with an aggregate notional amount of $315 million maturing in 2027 and 2028 and cross-currency swaps with an aggregate notional amount of $165 million matured. The Company entered into five new cross-currency swaps with an aggregate notional amount of $500 million, maturing in 2025 and 2029.
Interest Rate Swap Agreements

The Company uses interest rate swap agreements to hedge the variability of cash flows resulting from floating interest rate borrowings. The Company designated these interest rate swap agreements as qualifying hedging instruments and accounts for them as cash flow hedges. When an interest rate swap agreement qualifies for hedge accounting as a cash flow hedge, the changes in the fair value are recorded in equity as a component of AOCIL and are reclassified into Interest expense, net over the life of the underlying debt, as interest on the Company’s floating rate debt is accrued. During 2024, an interest rate swaps agreement with a notional amount of $125 million matured.

Foreign Currency Exchange Rate Risk

The Company is exposed to certain risks relating to its ongoing business operations, including foreign currency exchange rate risk. The Company uses foreign currency options and forward contracts to mitigate the risk of a reduction in the value of earnings from its operations that use the Euro or British pound sterling as their functional currency. Additionally, the Company uses foreign currency forward contracts to mitigate exposure from variability of cash flows related to the forecasted interest and principal payments on intercompany loans. The foreign currency forward contracts generally expire within 12 months. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the requirements to be accounted for as hedging instruments.

Derivatives

The notional amount and fair value of derivative instruments were as follows:

	December 31,
	2024		2023
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Location
Derivatives designated as net investment hedges:
Cross-currency swap agreements	$270	$12	$—	$—	Other current assets
Cross-currency swap agreements	1,177	48	487	3	Other long-term assets
Cross-currency swap agreements	98	7	165	7	Other current liabilities
Cross-currency swap agreements	325	2	883	49	Other long-term liabilities

Derivatives designated as cash flow hedge:
Interest rate swaps	$—	$—	$125	$2	Other current assets
Interest rate swaps	125	3	125	3	Other long-term assets

Derivatives not designated as hedges
Foreign currency option contracts	$300	$13	$397	$8	Other current assets
Foreign currency option contracts	26	—	—	—	Other current liabilities
Foreign currency forward contracts	—	—	1	—	Other current assets
Foreign currency forward contracts	125	1	—	—	Other current liabilities

As of December 31, 2024 and 2023, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Consolidated Statements of Operations was as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Gain (Loss) Reclassified from AOCIL into Net Income (1)	Gain (Loss) Recognized in Net Income on Derivatives (Excluded from effectiveness testing) (1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$108	$4	$3	$(66)	$—	$3
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$—	$(3)	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Consolidated Statements of Operations.

Derivatives not designated as hedges

Gains and losses recognized in Other income, net in the Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Foreign currency gain (loss) on foreign currency contracts	$4	$(9)	$17

12. Accrued Expenses

The components of accrued expenses were as follows:

	December 31,
(In millions)	2024	2023
Salaries, benefits and withholding	$460	$362
Facility and transportation charges	422	346
Value-added tax and other taxes	213	136
Interest	20	9
Other	156	113
Total accrued expenses	$1,271	$966

13. Stockholders’ Equity

The following table summarizes the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2021	$(38)	$(15)	$—	$(76)	$(1)	$(130)
Other comprehensive income (loss) before reclassifications	(119)	36	9	(49)	1	(122)
Amounts reclassified to net income	—	(7)	—	—	—	(7)
Tax amounts	(1)	(7)	(2)	13	—	3
Other comprehensive income (loss), net of tax	(120)	22	7	(36)	1	(126)
Other	2	—	—	—	—	2
As of December 31, 2022	$(156)	$7	$7	$(112)	$—	$(254)
Other comprehensive income (loss) before reclassifications	72	(66)	(3)	(3)	(1)	(1)
Amounts reclassified to net income	—	(3)	—	2	—	(1)
Tax amounts	1	15	1	—	—	17
Other comprehensive income (loss), net of tax	73	(54)	(2)	(1)	(1)	15
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(113)	108	(1)	(60)	3	(63)
Amounts reclassified to net income	—	(7)	—	3	—	(4)
Tax amounts	1	(23)	—	15	—	(7)
Other comprehensive income (loss), net of tax	(112)	78	(1)	(42)	3	(74)
As of December 31, 2024	$(195)	$31	$4	$(155)	$2	$(313)

14. Stock-Based Compensation

In 2021, the Company established the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan authorizes the issuance of up to 11.6 million shares of common stock as awards. Under the 2021 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards. These awards include stock options, RSUs, RSAs, PSUs and cash incentive awards. As of December 31, 2024, approximately 6.9 million shares of common stock were available for the grant under the 2021 Incentive Plan.

The following table summarizes stock-based compensation expense recorded in Selling, general and administrative expense in the Consolidated Statements of Income:

	Year Ended December 31,
(In millions)	2024	2023	2022
RSUs	$28	$22	$21
PSUs	7	8	7
Stock options	3	5	5
RSAs	1	—	—
Total stock-based compensation expense	$39	$35	$33
Tax expense (benefit) on stock-based compensation	$(7)	$1	$(1)

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

A summary of stock option award activity for the year ended December 31, 2024, is presented in the following table:

	Stock Options
(In thousands, except per share)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2023	1,071	$64.71	7 years
Forfeited or expired	(176)	64.91
Outstanding as of December 31, 2024	895	$64.67	6 years
Exercisable as of December 31, 2024	406	$64.22	6 years

There was no intrinsic value for options outstanding and exercisable at December 31, 2024.

As of December 31, 2024, unrecognized compensation cost related to options of $6 million is anticipated to be recognized over a weighted-average period of approximately 1.4 years.

Restricted Stock Units and Performance-Based Units

The Company grants RSUs and PSUs to its key employees, officers and directors with various vesting requirements. The holders of the RSUs and PSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards. RSUs generally vest over the service period, typically three years, and PSUs generally vest based on achieving certain predefined performance objectives along with a service period. For PSUs the number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.

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

	Year Ended December 31,
	2024	2023	2022
Weighted-average risk-free interest rate	4.9%	4.7%	2.5%
Expected volatility	30%	32%	37%

A summary of RSU and PSU award activity for the year ended December 31, 2024, is presented in the following table:

	RSUs		PSUs
(In thousands, except per share)	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,337	$51.31	295	$67.46
Granted	867	50.48	230	49.01
Vested (1)	(582)	46.58	(17)	78.75
Forfeited and canceled	(243)	53.66	(51)	64.09
Outstanding as of December 31, 2024	1,379	$52.38	457	$58.11
(1) The number of RSUs and PSUs vested includes common stock shares that the Company withheld on behalf of its employees to satisfy the tax withholding.

The total fair value of RSUs that vested during 2024 and 2023 was $31 million and $22 million, respectively. The total fair value of PSUs that vested during 2024 and 2023 was $1 million and $7 million, respectively. As of December 31, 2024, unrecognized compensation cost related to RSUs and PSUs of $64 million is anticipated to be recognized over a weighted-average period of approximately 2 years.

Restricted Stock Awards

In 2024, the Company granted 12 thousand RSAs at a weighted average price of $50.38, resulting in a fair value of the RSAs of $1 million. These shares vested and were issued upon grant.

15. Employee Benefit Plans

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

Other than the U.K. Retirement Plans, the Company deems other retirement plans to be immaterial to its Consolidated Financial Statements and are excluded from the disclosure below.

U.K. Retirement Plans

A reconciliation of the projected benefit obligation, fair value of the plan and the funded status, the amount recognized in financial statements, the assumptions used, the plan assets and funding requirements are shown below.

The change in the projected benefit obligation was as follows:

	December 31,
(In millions)	2024	2023
Projected benefit obligation at beginning of year	$830	$788
Liabilities assumed from Wincanton acquisition	895	—
Interest cost	69	40
Actuarial (gain) loss (1)	(73)	9
Settlements	(2)	—
Benefits paid	(86)	(48)
Foreign currency exchange rate changes	(16)	41
Projected benefit obligation at end of year	$1,617	$830
(1) Actuarial gains or losses are due to changes in the discount and mortality rates.

The change in the fair value of the plan assets and funded status was as follows:

	December 31,
(In millions)	2024	2023
Fair value of plan assets at beginning of year	$883	$826
Assets assumed from Wincanton acquisition	1,032	—
Actual return on plan assets	(44)	60
Employer contributions	3	1
Settlements	(2)	—
Benefits paid	(86)	(48)
Foreign currency exchange rate changes	(16)	44
Fair value of plan assets at end of year	$1,770	$883
Funded status of the plan assets at end of year (1)	$153	$53
(1) Funded status is recorded within Other long-term assets.

The amounts included in AOCIL that have not yet been recognized in net periodic benefit cost were as follows:

	December 31,
(In millions)	2024	2023
Net actuarial loss	$(211)	$(156)
Prior-service credit	13	14
Net loss recognized in AOCIL	$(198)	$(142)

The components of net periodic benefit cost recognized were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest cost component	$(69)	$(40)	$(21)
Expected return on plan assets for the period	93	50	54
Amortization of prior-service credit	1	1	—
Amortization of net loss	(4)	(3)	—
Net periodic pension income recognized (1)	$21	$8	$33
(1) Net periodic pension income is recorded within Other income, net.

The amount recognized in other comprehensive income was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Net gain (loss)	$(64)	$1	$(51)
Amortization prior-service credit and net loss	3	2	—
Other comprehensive income (loss)	$(61)	$3	$(51)

The weighted-average assumptions used to determine the projected benefit obligation and the net periodic benefit cost were as follows:

	Year Ended December 31,
	2024	2023
Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	5.50%	4.77%
Rate of compensation increase (1)	—%	—%
Weighted average assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.02%	5.03%
Rate of compensation increase (1)	—%	—%
Expected long-term rate of return on plan assets	5.91%	6.10%
(1) No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.

The Company’s U.K. Retirement Plans’ assets are invested by its trustees, which include representatives of the Company, to meet each of the U.K. Retirement Plans’ projected future pension liabilities. The target asset allocations for our pension plans are based upon analyzing the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target strategic asset allocation for the U.K. Retirement Plans consists of approximately 75% liability-driven investments, intended to minimize market and interest rate risks, and approximately 25% growth and income assets. The actual asset allocations of the U.K. Retirement Plans are in line with the target asset allocations.

The fair values of investments held in the pension plans by major asset category were as follows:

		December 31,
(In millions)	Level	2024	2023
Cash and cash equivalents	Level 1	$17	$11
Fixed income securities	Level 1	2	21
Cash and cash equivalents	Level 2	123	—
Money market	Level 2	—	18
Equities	Level 2	93	134
Fixed income securities	Level 2	1,719	890
Repurchase agreements (1)	Level 2	(388)	(266)
Total net assets in fair value hierarchy		$1,566	$808
Private markets (2)		204	75
Investments, at fair value		$1,770	$883
(1) Repurchase agreements represent short-term borrowings. The plans have an obligation to return the cash after the agreement's term. Due to the agreements' short-term nature, the outstanding balance of the obligation approximates fair value.
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

(In millions)	2025	2026	2027	2028	2029	2030-2035
Expected payments	$103	$108	$112	$112	$114	$584

The Company’s funding practice is to evaluate the tax and cash position, and the funded status of the plan, in determining the planned contributions. The Company estimates that it will contribute approximately $1 million to the U.K. Retirement Plan in 2025.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. The Company’s contributions for the years ended December 31, 2024, 2023 and 2022, were $92 million, $66 million and $54 million, respectively. Defined contribution costs were primarily recorded in Direct operating expense in the Consolidated Statements of Operations.

16. Restructuring Charges and Other

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

(In millions)
Balance as of December 31, 2023	$7
Charges incurred	27
Payments	(24)
Balance as of December 31, 2024	$10

The remaining severance liability at December 31, 2024, is expected to be substantially paid within 12 months.

17. Income Taxes

Income (loss) before taxes related to the Company’s domestic and foreign operations was as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
U.S.	$(88)	$97	$105
Foreign	234	169	159
Income before income taxes	$146	$266	$264

The components of income tax expense (benefit) are presented in the following table:

	Year Ended December 31,
(In millions)	2024	2023	2022
Current:
U.S. federal	$(2)	$24	$40
U.S state and local	—	7	2
Foreign	48	43	29
Total current income tax expense	$46	$74	$71
Deferred:
U.S. federal	$(12)	$(3)	$(9)
U.S state and local	(1)	(2)	(3)
Foreign	(25)	(36)	5
Total deferred income tax benefit	$(38)	$(41)	$(7)
Total income tax expense	$8	$33	$64

Income tax expense (benefit) for 2024, 2023 and 2022 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. The Company’s U.S. federal statutory tax rate was 21% for 2024, 2023 and 2022. A reconciliation of the expected U.S. federal income tax expense (benefit), calculated by applying the federal statutory rate to the Company’s actual income tax expense (benefit) is presented in the following table:

	Year Ended December 31,
(In millions)	2024	2023	2022
Tax expense at U.S. federal statutory tax rate	$31	$56	$55
State taxes, net of U.S. federal benefit	—	4	(1)
Foreign rate differential	(11)	(14)	(10)
Foreign operations (1)	3	5	15
Contribution- and margin-based taxes	5	5	5
Valuation allowances	(19)	(4)	(3)
Stock-based compensation	1	1	(1)
Intangible assets (2)	—	(17)	—
Transaction costs	8	—	5
Return to Provision	(12)	(3)	(4)
Other	2	—	3
Total income tax expense	$8	$33	$64
(1) Foreign operations include the cost of inclusion of foreign income in the U.S. net of foreign taxes and permanent items related to foreign operations.
(2) In 2023, the Company recorded an income tax benefit related to the rights to use trade names, trademarks and other intellectual property.

The Organisation for Economic Co-operation and Development (“OECD”) issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. The Company continues to monitor legislative developments as the enactments in certain jurisdictions may have an adverse effect on its financial statements.

Components of the Net Deferred Tax Asset or Liability

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the following table:

	December 31,
(In millions)	2024	2023
Deferred tax assets
Net operating loss and other tax attribute carryforwards	$92	$79
Accrued expenses	122	84
Other	22	17
Gross deferred tax assets	236	180
Valuation allowances	(26)	(50)
Total deferred tax assets, net of valuation allowance	210	130
Deferred tax liabilities
Intangible assets	(213)	(105)
Property and equipment	(118)	(78)
Pension and other retirement obligations	(28)	(6)
Other	(18)	(8)
Gross deferred tax liabilities	(377)	(197)
Net deferred tax liability	$(167)	$(67)

The deferred tax asset and deferred tax liability above are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2024	2023
Other long-term assets	$89	$74
Other long-term liabilities	(256)	(141)
Net deferred tax liability	$(167)	$(67)

Investments in Foreign Subsidiaries

As of December 31, 2024, the Company maintained a partial indefinite reinvestment assertion on its post- 2017 undistributed foreign earnings.

Operating Loss and Tax Credit Carryforwards

The Company’s operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date (1)	2024	2023
Federal net operating losses for all U.S. operations	2030	$17	$32
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2027	3	2
Federal tax credit carryforwards	n/a	—	4
State tax credit carryforwards	Various times starting in 2025	8	7
Foreign net operating losses available to offset future taxable income	Various times starting in 2025	326	252
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

The balances and activity related to the Company’s valuation allowances were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
2024 (1)	$50	5	(29)	$26
2023 (2)	$44	16	(10)	$50
2022	$45	3	(4)	$44
(1) In 2024, the Company released $22 million of valuation allowances in France.
(2) In 2023, due to the PFS Acquisition, the Company acquired $8 million of valuation allowances.

Unrecognized Tax Benefits

A reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

	Year Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$4	$3	$3
Increases related to positions taken during prior years	—	1	1
Reduction due to expiration of statutes of limitations	—	—	(1)
Settlements with tax authorities	(1)	—	—
Gross unrecognized tax benefits	$3	$4	$3
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$3	$4	$3

The Company could reflect a reduction to unrecognized tax benefits of approximately $3 million over the next 12 months due to statutes of limitations expirations or because tax positions are sustained on audit.

The Company is subject to taxation in the U.S. and foreign jurisdictions. As of December 31, 2024, there is no ongoing examinations in the United States. Various foreign tax returns for years after 2009 are open under relevant statutes of limitations and are subject to audit.

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

On June 14, 2024, the Company’s subsidiary GXO Warehouse Company, Inc. entered into a Confidential Settlement Agreement (the “Settlement Agreement”) to settle all claims in connection with a dispute between the Company and one of its customers related to the start-up of the customer’s warehouse that occurred in 2018 (the “Dispute”). A payment under the Settlement Agreement was made by the Company on July 5, 2024. As of July 10, 2024, the Dispute, which was litigated under the caption Lindt et al. v. GXO Warehouse Company, Inc., docket no. 4:22-cv-00384-BP, in Federal District Court for the Western District of Missouri (the “Court”), was dismissed with prejudice with each side to bear their own costs and fees, and the Court retained jurisdiction to enforce the terms of the Settlement Agreement. Among other things in the Settlement Agreement, the parties each denied the allegations and counterclaims asserted in the Dispute and agreed to a mutual release of claims arising from, under or otherwise in connection with their prior business relationship and the Dispute, in exchange for a payment by the Company of $45 million. The Company intends to pursue reimbursement in connection with this Dispute under its existing insurance policies. The Company recognized $59 million expense for the year ended December 31, 2024, for the settlement, associated legal fees, and other related expenses.

On July 2, 2024, the Italian authorities launched an investigation into the deductibility of value-added tax payments by the Company to certain third-party cooperative labor providers for their services from 2017 through 2023. The alleged amount is approximately €84 million ($87 million as of December 31, 2024). It is probable that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the status of the ongoing investigation. The Company is cooperating in this matter and believes that it has a number of credible defenses. During 2024, the Company deposited a total of €68 million ($70 million as of December 31, 2024) into a designated bank account in connection with the ongoing investigation. This amount is classified as restricted cash under “Other

Long-Term Assets” on the Consolidated Balance Sheets. In January 2025, the Company deposited the additional restricted cash amount of approximately €16 million ($17 million).

19. Subsequent Events

Share Repurchase Program

On February 18, 2025, the GXO board of directors authorized the repurchase by the Company of up to $500 million (the “Repurchase Plan”) of its common stock, effective immediately. The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The Company intends to fund the repurchases from existing cash, borrowings on the Company’s revolving credit facility and/or other financing sources. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2024 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15 under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the “Internal Control - Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2024.

Management excluded from its design and assessment of internal control over financial reporting Wincanton plc (“Wincanton”) which was acquired on April 29, 2024. Wincanton constituted 9.9% of total assets, excluding associated goodwill and intangible assets and approximately 11.8% of total revenues as of and for the year ended December 31, 2024. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year following acquisition while integrating the acquired company under guidelines established by the SEC.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of PFSweb, Inc., there have not been any changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Compensatory Arrangement of the Chief Executive Officer and Director of the Company

As previously disclosed (the “Prior Disclosure”), on December 3, 2024, GXO Logistics, Inc. (the “Company”) announced that Malcolm Wilson will retire as Chief Executive Officer (“CEO”) and director of the Company in 2025. Mr. Wilson will continue to lead the Company during the executive search process as CEO and director of the Company until his departure.

As contemplated in the Prior Disclosure, Mr. Wilson has entered into a settlement agreement with GXO Logistics UK Limited, an affiliate of the Company, that includes a waiver and release of claims, and acknowledgment of his continuing obligations under his Service Agreement with the Company, and provides for the following: (i) Mr. Wilson will receive (a) all severance payments due to him under the Company’s Severance Plan, and (b) additional payments of $1,000,000 during each of the three twelve-month periods following his termination date, payable in arrears quarterly over each applicable 12-month period, subject to Mr. Wilson’s not having competed with the Company or any of its subsidiaries or affiliates through each respective payment date, subject, in each case, to a clawback of all payments (on an after-tax basis) made within 12-months if Mr. Wilson violates his non-compete; and (ii) Mr. Wilson’s outstanding Company service-based restricted stock units and performance-based restricted stock units (to the extent earned based on actual performance) will be subject to pro-rated vesting through the termination date in accordance with their terms. The settlement agreement further provides that a number of shares of Company common stock received upon settlement of such awards with an aggregate value of $1,000,000 will be subject to a lock-up on sales, offers, pledges, as well as any other transfers or dispositions, directly or indirectly, through December 3, 2026; Mr. Wilson has agreed to make himself available in his CEO capacity, as requested by the Company or its board of directors, through the earlier of (i) a date chosen at the Company’s discretion (not earlier than August 15, 2025) or (ii) December 3, 2025 (provided that, (a) the Company reserves the right to place Mr. Wilson on garden leave at any time, in its sole discretion and (b) Mr. Wilson will receive his base salary, pension and car allowance through December 3, 2025 as pay in lieu of notice if the ultimate final date of employment is before December 3, 2025); and that the Company will consider Mr. Wilson for a pro-rated bonus in recognition of a successful transition period.

The foregoing summary of Mr. Wilson’s settlement agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of Mr. Wilson’s settlement agreement, a copy of which is filed as Exhibit 10.27 to this Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2025.

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

Item 11. Executive Compensation.

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information will be filed with the SEC on or before April 30, 2025.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Auditor Firm ID: 185.

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2025.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements and Financial Statement Schedules

The list of Consolidated Financial Statements provided in the Index to Consolidated Financial Statements is incorporated herein by reference. Such Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules are omitted because the required information is not applicable or because the information required is included in the Consolidated Financial Statements and notes thereto.

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

2.4
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

3.3
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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 17, 2022).
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

10.5
Amendment No. 1 to Credit Agreement, dated as of March 9, 2023, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 10, 2023).

10.6
Term Loan Credit Agreement, dated as of March 22, 2022, by and among GXO Logistics, Inc., the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 23, 2022).

10.7***
Term Loan Credit Agreement, dated as of May 25, 2022, by and among the Company, the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 26, 2022).

10.8
Aberforth Deed of Irrevocable Undertaking, dated as of February 28, 2024 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.9
Threadneedle Deed of Irrevocable Undertaking, dated as of February 28, 2024 (incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.10
Wellcome Deed of Irrevocable Undertaking, dated as of February 29, 2024 (incorporated by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.11
Polar Capital Deed of Irrevocable Undertaking, dated as of February 29, 2024 (incorporated by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on February 29, 2024).

10.12
Term Loan Credit Agreement, dated as of March 29, 2024, by and among GXO, the lenders and other parties from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on April 1, 2024).

10.13
Credit Agreement, dated as of March 29, 2024, by and among GXO, the lenders and other parties from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on April 1, 2024).

10.14
Bridge Credit Agreement, dated as of February 29, 2024 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 8, 2024).

10.15+
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

10.17+	GXO Logistics, Inc. Severance Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).
10.18+
GXO Logistics, Inc. Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.19+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.20+
Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.21+
Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 5, 2022).

10.22+
Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 5, 2022).

10.23+
Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 8, 2024).

10.24*+	GXO Logistics, Inc. Long-Term Cash Award Agreement Under the 2021 Omnibus Incentive Compensation Plan.
10.25+
Offer Letter between XPO Logistics Europe and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.26+
Service Agreement between XPO Supply Chain UK Limited and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.27*+	Settlement Agreement, dated as of February 17, 2025, by and between GXO Logistics UK Limited and Malcolm Wilson.
10.28+
Offer Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.29+
Service Agreement between XPO Supply Chain UK Limited and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.30+
Pension Top Up Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.31+
Offer Letter between XPO Logistics, Inc. and Baris Oran, dated as of April 20, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.32+
Offer Letter between GXO Logistics, Inc. and Elizabeth Fogarty, dated as of October 22, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.33+
Offer Letter between XPO Supply Chain UK Limited and Richard Cawston, dated as of July 14, 2021 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 15, 2024).

10.34+
Service Agreement between XPO Supply Chain UK Limited and Richard Cawston, dated as of July 12, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 15, 2024).

10.35+
Offer Letter between GXO Logistics FST Limited and Corinna Refsgaard, dated as of March 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-404070) filed with the SEC on August 6, 2024).

10.36+
Service Agreement between GXO Logistics FST Limited and Corinna Refsgaard, dated as of February 23, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-404070) filed with the SEC on August 6, 2024).

10.37+
Pension Top Up Letter between GXO Logistics FST Limited and Corinna Refsgaard, dated as of April 10, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-404070) filed with the SEC on August 6, 2024).

10.38+
Agreement and Promise of Reimbursement between GXO Logistics FST Limited and Corinna Refsgaard, dated as of March 7, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-404070) filed with the SEC on August 6, 2024).

19.1*	GXO Logistics, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

97.1
GXO Logistics, Inc. Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 15, 2024).

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

GXO Logistics, Inc.

Date: February 18, 2025	By:	/s/ Malcolm Wilson
Malcolm Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2025	By:	/s/ Baris Oran
Baris Oran
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Malcolm Wilson	Chief Executive Officer and Director	February 18, 2025
Malcolm Wilson	(Principal Executive Officer)

/s/ Baris Oran	Chief Financial Officer	February 18, 2025
Baris Oran	(Principal Financial Officer)

/s/ Paul Blanchett	Chief Accounting Officer	February 18, 2025
Paul Blanchett	(Principal Accounting Officer)

/s/ Brad Jacobs	Director	February 18, 2025
Brad Jacobs	(Chairman)

/s/ Marlene Colucci	Director	February 18, 2025
Marlene Colucci	(Vice Chair)

/s/ Oren Shaffer	Director	February 18, 2025
Oren Shaffer	(Lead Independent Director)

/s/ Gena Ashe	Director	February 18, 2025
Gena Ashe

/s/ Clare Chatfield	Director	February 18, 2025
Clare Chatfield

/s/ Matthew J. Fassler	Director	February 18, 2025
Matthew J. Fassler

/s/ Joli L. Gross	Director	February 18, 2025
Joli L. Gross

/s/ Jason Papastavrou	Director	February 18, 2025
Jason Papastavrou