Form 10-Q
period 2025-03-31
GXO Logistics, Inc.
filed 2025-05-08
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 6, 2025, there were 114,418,990 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
Revenue	$2,977	$2,456
Direct operating expense	2,558	2,056
Selling, general and administrative expense	261	249
Depreciation and amortization expense	109	92
Transaction and integration costs	22	19
Restructuring costs and other	17	16
Regulatory matter and litigation expense	66	63
Operating loss	(56)	(39)
Other income (expense), net	(5)	6
Interest expense, net	(32)	(13)
Loss before income taxes	(93)	(46)
Income tax (expense) benefit	(2)	10
Net loss	(95)	(36)
Net income attributable to Noncontrolling Interests (“NCI”)	(1)	(1)
Net loss attributable to GXO	$(96)	$(37)

Loss per share
Basic	$(0.81)	$(0.31)
Diluted	$(0.81)	$(0.31)

Weighted-average shares used in computation of loss per share
Basic	118,991	119,273
Diluted	118,991	119,273

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net loss	$(95)	$(36)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	74	(14)
Cash flow hedges	(1)	1
Pension plans	(4)	2
Other comprehensive income (loss), net of tax	69	(11)
Comprehensive loss, net of tax	(26)	(47)
Less: Comprehensive income attributable to NCI	2	—
Comprehensive loss attributable to GXO	$(28)	$(47)

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$288	$413
Accounts receivable, net of allowance of $20 and $15	1,895	1,799
Other current assets	446	429
Total current assets	2,629	2,641
Long-term assets
Property and equipment, net of accumulated depreciation of $1,842 and $1,732	1,216	1,160
Operating lease assets	2,366	2,329
Goodwill	3,623	3,549
Intangible assets, net of accumulated amortization of $659 and $618	977	986
Other long-term assets	511	601
Total long-term assets	8,693	8,625
Total assets	$11,322	$11,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$720	$776
Accrued expenses	1,398	1,271
Current debt	175	110
Current operating lease liabilities	681	647
Other current liabilities	396	385
Total current liabilities	3,370	3,189
Long-term liabilities
Long-term debt	2,545	2,521
Long-term operating lease liabilities	1,908	1,898
Other long-term liabilities	595	623
Total long-term liabilities	5,048	5,042
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,721 and 119,496 shares issued and 116,955 and 119,496 shares outstanding, respectively	1	1
Treasury stock, at cost; 2,766 and 0 shares, respectively	(111)	—
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,635	2,629
Retained earnings	590	686
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(245)	(313)
Total stockholders’ equity before NCI	2,870	3,003
NCI	34	32
Total equity	2,904	3,035
Total liabilities and equity	$11,322	$11,266

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities:
Net loss	$(95)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	109	92
Stock-based compensation expense	12	8
Deferred tax benefit	(10)	(2)
Other	5	14
Changes in operating assets and liabilities
Accounts receivable	(49)	70
Other assets	91	(42)
Accounts payable	(88)	(106)
Accrued expenses and other liabilities	54	52
Net cash provided by operating activities	29	50
Cash flows from investing activities:
Capital expenditures	(78)	(73)
Proceeds from sale of property and equipment	1	6
Purchase of Wincanton plc shares	—	(15)
Net cash used in investing activities	(77)	(82)
Cash flows from financing activities:
Common stock repurchased	(106)	—
Net borrowings under revolving credit facilities	56	—
Repayments of finance lease obligations	(11)	(8)
Taxes paid related to net share settlement of equity awards	(6)	(4)
Other	1	4
Net cash used in financing activities	(66)	(8)
Effect of exchange rates on cash and cash equivalents	11	(5)
Net decrease in cash, restricted cash and cash equivalents	(103)	(45)
Cash, restricted cash and cash equivalents, beginning of period	485	470
Cash, restricted cash and cash equivalents, end of period	$382	$425

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$288	$423
Restricted Cash (included in Current assets)	92	—
Restricted Cash (included in Other long-term assets)	2	2
Total cash, restricted cash and cash equivalents	$382	$425

Non-cash financing activities:
Unsettled stock repurchases for which trades occurred	$4	$—
Excise tax liability related to stock repurchases	$1	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of December 31, 2024	119,496	$1	$—	$2,629	$686	$(313)	$3,003	$32	$3,035
Net income (loss)	—	—	—	—	(96)	—	(96)	1	(95)
Other comprehensive income	—	—	—	—	—	68	68	1	69
Stock-based compensation	—	—	—	12	—	—	12	—	12
Vesting of stock compensation awards	370	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(145)	—	—	(6)	—	—	(6)	—	(6)
Common stock repurchased	(2,766)	—	(111)	—	—	—	(111)	—	(111)
Balance as of March 31, 2025	116,955	$1	$(111)	$2,635	$590	$(245)	$2,870	$34	$2,904

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2023	119,057	$1	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income (loss)	—	—	—	(37)	—	(37)	1	(36)
Other comprehensive loss	—	—	—	—	(10)	(10)	(1)	(11)
Stock-based compensation	—	—	8	—	—	8	—	8
Vesting of stock compensation awards	394	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(83)	—	(4)	—	—	(4)	—	(4)
Balance as of March 31, 2024	119,368	$1	$2,602	$515	$(249)	$2,869	$34	$2,903

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions.

The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024. Certain amounts reported for prior periods have been reclassified to conform to the current period’s presentation.

The Company presents its operations as one reportable segment.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2024, the SEC adopted final rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules include disclosures relating to climate-related risks and risk management, as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. Larger registrants will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. The disclosures are required for annual periods ending December 31, 2025. In April 2024, the SEC issued an order staying the implementation of the new climate-related disclosure rules pending completion of judicial review of consolidated changes to the rules by the U.S. Court of Appeals for the Eighth Circuit. In February 2025, the SEC requested that the court not schedule the matter for argument in order to allow time for the SEC to determine appropriate next steps. On March 27, 2025, the SEC voted to end its legal defense of the final rules, although judicial review remains ongoing. The Company continues to monitor developments and evaluate the potential impact of these rules on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for expanded disclosures primarily related to income taxes paid and the rate reconciliation. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the disclosure requirements about income taxes paid and the rate reconciliation in its Consolidated Financial Statements.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
United Kingdom	$1,391	$913
United States	752	747
Netherlands	232	218
France	186	200
Spain	143	129
Italy	95	93
Other	178	156
Total	$2,977	$2,456

The Company’s revenue can also be disaggregated by various verticals, reflecting the customer’s principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Omnichannel retail	$1,422	$1,022
Technology and consumer electronics	393	382
Industrial and manufacturing	362	266
Food and beverage	314	316
Consumer packaged goods	284	295
Other	202	175
Total	$2,977	$2,456

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	March 31,	December 31,
(In millions)	2025	2024
Contract assets and contract costs included in:
Other current assets	$32	$37
Other long-term assets	200	196
Total contract assets	$232	$233
Contract liabilities included in:
Other current liabilities	$276	$272
Other long-term liabilities	86	128
Total contract liabilities	$362	$400

Revenue recognized included the following:

	Three Months Ended March 31,
(In millions)	2025	2024
Amounts included in the beginning of year contract liability balance	$197	$105

3. Segment Information

The Company is organized geographically into three operating segments: i) Americas and Asia-Pacific, ii) United Kingdom and Ireland, and iii) Continental Europe. The Company’s reporting unit results are regularly provided to the chief operating decision maker (“CODM”). The CODM is our Chief Executive Officer, who assesses the Company’s performance and allocates resources.

The CODM evaluates the Company’s performance and allocates resources primarily based on adjusted earnings before interest, taxes, depreciation and amortization, adjusted for transaction and integration costs, restructuring costs, litigation expense, and unrealized gain/loss on foreign currency contracts and other adjustments (“Adjusted EBITDA”). The CODM uses Adjusted EBITDA to communicate performance targets to the segment managers, allocate resources to the segments, and to monitor segment performance. Additionally, the CODM considers the performance of this measure against planned and forecasted amounts to make investing and resource allocation decisions. The actual results are used in assessing performance of the Company and in establishing management’s compensation.

For disclosure purposes, we aggregate these three operating segments into one reportable segment.

The Company’s segment results were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Revenue	$2,977	$2,456
Direct operating expense	2,558	2,056
Selling, general and administrative expense(1)	246	236
Other (income), net(2)	(5)	(3)
Segment Adjusted EBITDA	$178	$167
Less:
Corporate expenses(3)	15	13
Depreciation expense	80	73
Amortization of intangible assets acquired	29	19
Transaction and integration costs	22	19
Restructuring costs and other	17	16
Regulatory matter and litigation expense	66	63
Unrealized (gain) loss on foreign currency contracts(4)	10	(3)
Interest expense, net	32	13
Loss before income taxes	(93)	(46)
Income tax (expense) benefit	(2)	10
Net loss	$(95)	$(36)
(1) Excludes unallocated corporate expenses.
(2) Other income, net excluding unrealized (gain) loss on foreign currency contracts.
(3) Corporate expenses include unallocated costs related to corporate functions such as salaries and benefits, rent, and professional fees which are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(4) Included in Other income, net in the Condensed Consolidated Statements of Operations.

4. Leases

The Company has operating leases for real estate, warehouse equipment, trucks, trailers, containers and material handling equipment. In addition, the Company has finance leases for warehouse equipment.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	March 31,	December 31,
(In millions)	2025	2024
Operating leases:
Operating lease assets	$2,366	$2,329

Current operating lease liabilities	$681	$647
Long-term operating lease liabilities	1,908	1,898
Total operating lease liabilities	$2,589	$2,545

Finance leases:
Property and equipment, net	$274	$239

Current debt	$47	$39
Long-term debt	265	237
Total finance lease liabilities	$312	$276

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Operating leases:
Operating lease cost	$206	$183
Short-term lease cost	47	49
Variable lease cost	44	40
Total operating lease cost(1)	$297	$272
Finance leases:
Amortization of leased assets	$7	$7
Interest expense on lease liabilities	4	1
Total finance lease cost	$11	$8
Total operating and finance lease cost	$308	$280
(1) Operating lease cost is primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Leased assets obtained in exchange for new lease obligations:
Operating leases	$197	$167
Finance leases	36	—

5. Acquisition

Wincanton Acquisition

On April 29, 2024, the Company completed the acquisition of Wincanton plc for total consideration of approximately £762 million ($958 million as of acquisition date) (the “Wincanton Acquisition”). The Wincanton Acquisition is subject to a review by the Competition and Markets Authority (the “CMA”) in the U.K., which is expected to be completed by June 25, 2025.

In connection with the Wincanton Acquisition, the Company incurred transaction costs of $21 million and $15 million for the three months ended March 31, 2025 and 2024, respectively, which were included in Transaction and integration costs in the Condensed Consolidated Statements of Operations.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$90
Accounts receivable	237
Other current assets	63
Total current assets	390
Long-term assets
Property and equipment	140
Operating lease assets	163
Intangible assets(1)	529
Other long-term assets	153
Total long-term assets	985
Total assets	$1,375
LIABILITIES
Current liabilities
Accounts payable	$67
Accrued expenses	307
Current debt	10
Current operating lease liabilities	22
Other current liabilities	125
Total current liabilities	531
Long-term liabilities
Long-term debt	211
Long-term operating lease liabilities	141
Other long-term liabilities	241
Total long-term liabilities	593
Total liabilities	$1,124
Net assets purchased	$251
Purchase price	$958
Goodwill recorded(2)	$707
(1) The Company acquired $529 million of intangible assets, comprised of customer relationships, trade names, and intellectual property with weighted-average useful lives of 12.5 years.
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

The fair values of the assets acquired and liabilities assumed are considered preliminary and subject to adjustment as additional information is obtained and reviewed. The final allocation of the purchase price may differ from the preliminary allocation based on completion of the valuation. The primary areas of the purchase price allocation that are not yet finalized relate to intangible assets, goodwill, other long-term assets, lease assets and liabilities, accrued expenses, and income taxes. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date.

6. Goodwill

The following table presents the changes in Goodwill for the three months ended March 31, 2025:

(In millions)
Balance as of December 31, 2024	$3,549
Acquisition(1)	(19)
Impact of foreign exchange translation(2)	93
Balance as of March 31, 2025	$3,623
(1) This includes a $19 million goodwill reduction for the preliminary purchase price allocation for the Wincanton Acquisition.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

As of March 31, 2025 and December 31, 2024, there were no accumulated goodwill impairment losses.

7. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		March 31,	December 31,
(In millions, except percentages)	Rate(1)	2025	2024
Unsecured notes due 2026(2)	1.65%	$400	$399
Unsecured notes due 2029(3)	6.25%	593	593
Unsecured notes due 2031(4)	2.65%	397	397
Unsecured notes due 2034(5)	6.50%	490	490
Three-Year Term Loan due 2025	5.67%	50	50
Five-Year Term Loan due 2027(6)	5.80%	399	399
Finance leases and other debt	Various	391	303
Total Debt		2,720	2,631
Less: Current debt		175	110
Total Long-term debt		$2,545	$2,521
(1) Interest rate as of March 31, 2025.
(2) Net of unamortized discount and debt issuance costs of $0 million and $1 million as of March 31, 2025 and December 31, 2024, respectively.
(3) Net of unamortized discount and debt issuance costs of $7 million as of March 31, 2025 and December 31, 2024.
(4) Net of unamortized discount and debt issuance costs of $3 million as of March 31, 2025 and December 31, 2024.
(5) Net of unamortized discount and debt issuance costs of $10 million as of March 31, 2025 and December 31, 2024.
(6) Net of unamortized debt issuance costs of $1 million as of March 31, 2025 and December 31, 2024.

Revolving Credit Facilities

The Company has a five-year unsecured, multicurrency revolving credit facility expiring in 2029 (the “Revolving Credit Agreement”). The aggregate commitment of all lenders under the Revolving Credit Agreement is equal to $800 million, of which $100 million is available for the issuance of letters of credit. As of March 31, 2025, and

December 31, 2024, no amounts were outstanding under the Revolving Credit Agreement and letters of credit were $1 million under this agreement.

In connection with the Wincanton Acquisition, the Company assumed a revolving credit facility agreement (the “Wincanton Revolving Credit Agreement”) under which it may borrow up to £175 million ($226 million as of March 31, 2025) in aggregate at any time, expiring in March 2027. Loans under the Wincanton Revolving Credit Agreement bear interest at daily simple Sterling Overnight Index Average rate plus a margin. As of March 31, 2025, and December 31, 2024, the Company had £59 million ($76 million as of March 31, 2025) and £15 million ($19 million as of December 31, 2024) of borrowings outstanding under the Wincanton Revolving Credit Agreement, respectively.

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of March 31, 2025, the Company complied with the covenants contained in its debt and financing arrangements.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Receivables sold in period	$602	$291
Cash consideration	598	289
Net cash provided by (used in) operating cash flows	(12)	3

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2025 and December 31, 2024, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		March 31, 2025		December 31, 2024
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$384	$400	$380	$399
Unsecured notes due 2029	2	619	593	617	593
Unsecured notes due 2031	2	341	397	336	397
Unsecured notes due 2034	2	510	490	514	490
Three-Year Term Loan due 2025	2	49	50	49	50
Five-Year Term Loan due 2027	2	394	399	394	399

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	March 31, 2025		December 31, 2024		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swap agreements(1)	$100	$2	$270	$12	Other current assets
Cross-currency swap agreements	487	8	1,177	48	Other long-term assets
Cross-currency swap agreements(2)(3)	272	11	98	7	Other current liabilities
Cross-currency swap agreements(3)	1,165	23	325	2	Other long-term liabilities
Derivatives designated as cash flow hedge:
Interest rate swaps	$125	$2	$125	$3	Other long-term assets
Derivatives not designated as hedges:
Foreign currency option contracts(4)	$330	$4	$300	$13	Other current assets
Foreign currency option contracts	138	3	26	—	Other current liabilities
Foreign currency forward contracts	152	—	—	—	Other current assets
Foreign currency forward contracts	19	—	125	1	Other current liabilities
(1) In February 2025, the Company terminated a cross-currency swap with a notional amount of $100 million scheduled to mature in November 2025.
(2) In February 2025, the Company amended one cross-currency swap with a notional amount of $98 million to $102 million scheduled to mature in December 2025.
(3) In February 2025, the Company entered into three cross-currency swap agreements with an aggregate notional amount of $250 million, of which $100 million is scheduled to mature in November 2025 and $150 million is scheduled to mature in November 2030.
(4) As of March 31, 2025, two foreign currency option contracts not designated as hedges had an aggregate notional amount of $12 million and fair value of zero.

As of March 31, 2025 and December 31, 2024, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(76)	$(3)	$1	$32	$(2)	$1

Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$—	$2	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income, net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Foreign currency gain (loss) on foreign currency contracts	$(8)	$2

9. Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
Net loss attributable to common shares	$(96)	$(37)

Basic weighted-average common shares	118,991	119,273
Diluted weighted-average common shares	118,991	119,273

Basic loss per share	$(0.81)	$(0.31)
Diluted loss per share	$(0.81)	$(0.31)

Antidilutive shares excluded from diluted weighted-average common shares	3,418	2,692

10. Stockholders’ Equity

Stock Repurchase Plan

On February 18, 2025, the Company’s board of directors authorized and announced the repurchase of up to $500 million (the “Repurchase Plan”) of its common stock. The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time.

The repurchase of shares of the Company’s common stock is recorded as treasury stock within equity and is accounted for under the cost method inclusive of share repurchase costs and excise tax on share repurchases in excess of issuances. During the three months ended March 31, 2025, the Company repurchased approximately 2.8 million shares of its common stock for an aggregate purchase price of $111 million, including share repurchase costs and excise tax.

Accumulated Other Comprehensive Income - Loss

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2024	$(195)	$31	$4	$(155)	$2	$(313)
Other comprehensive income (loss) before reclassifications	131	(76)	(1)	(6)	(1)	47
Amounts reclassified to net income	—	2	—	1	—	3
Tax amounts	—	17	—	1	—	18
Other comprehensive income (loss), net of tax	131	(57)	(1)	(4)	(1)	68
As of March 31, 2025	$(64)	$(26)	$3	$(159)	$1	$(245)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(41)	33	1	1	1	(5)
Amounts reclassified to net income (loss)	—	1	—	1	—	2
Tax amounts	—	(7)	—	—	—	(7)
Other comprehensive income (loss), net of tax	(41)	27	1	2	1	(10)
As of March 31, 2024	$(124)	$(20)	$6	$(111)	$—	$(249)

11. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors defined benefit pension schemes in the U.K. (the “U.K. Retirement Plans”). The funded status of the U.K. Retirement Plans was recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. The U.K. Retirement Plans do not allow for new plan participants or additional benefit accruals.

The Company considers other international retirement plans to be immaterial to its Condensed Consolidated Financial Statements and they are excluded from the below disclosure.

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Interest cost	$(21)	$(9)
Expected return on plan assets	27	13
Amortization of prior service cost	—	—
Amortization of net loss	(1)	(1)
Net periodic pension income(1)	$5	$3
(1) Net periodic pension income is recorded in Other income, net in the Condensed Consolidated Statements of Operations.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. Defined contribution costs were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Defined contribution costs(1)	$31	$17
(1) Defined contribution costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

12. Restructuring Costs and Other

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

The following table summarizes changes in the restructuring liability, which is included in other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2024	$10
Charges incurred	17
Payments	(7)
Balance as of March 31, 2025	$20

As of March 31, 2025, $16 million of the restructuring liability is expected to be paid within the next 12 months.

13. Income Taxes

Income tax for the three months ended March 31, 2025, was a $2 million income tax expense compared with a $10 million income tax benefit for the same period in 2024. The Company’s effective tax rate for the three months ended March 31, 2025, was an expense on a pre-tax loss of (2.7)%, compared to a benefit on a pre-tax loss of 21.1% for the same period in 2024. The change to the Company’s effective tax rate was primarily driven by non-deductible transaction costs and a non-deductible regulatory matter.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. The Company has reviewed its global legal entity structure and considered all the jurisdictions for which the Company is potentially subject to Pillar Two. The Company has determined that most of its entities are not subject to Pillar Two, because these jurisdictions either are subject to tax in excess of 15%, can apply a safe-harbor, or the entities are organized in jurisdictions that have not (yet) fully enacted Pillar Two. For the three months ended March 31, 2025 and 2024, Pillar Two did not have a material impact on the Company’s income tax expense/benefit. Pillar Two did not have a significant impact on the Company’s fiscal 2024 and the Company currently does not expect it to have a significant impact on its fiscal 2025 income tax expense.

14. Commitments and Contingencies

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

On July 2, 2024, the Italian authorities launched an investigation into the deductibility of value-added tax payments by the Company to certain third-party service providers. The challenged amount is €84 million ($91 million as of March 31, 2025). As of March 31, 2025, the Company deposited €84 million ($91 million as of March 31, 2025) into a designated bank account in connection with the ongoing investigation. This amount is classified as restricted cash under “Current Assets” in the Condensed Consolidated Balance Sheets. In April 2025, the Company made a partial payment of €15 million ($17 million) to the Italian authorities funded from the designated bank account reducing the restricted cash balance. For the three months ended March 31, 2025, the Company accrued €61 million ($66 million) of expense associated with this contingency which is recorded within the Regulatory matter and litigation expense line in the Condensed Consolidated Statements of Operations for the probable and reasonably estimable loss. The Company expects to reach a settlement agreement in 2025 consistent with the amount recorded for the three months ended March 31, 2025.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 18, 2025 (the “2024 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

On April 29, 2024, we completed the acquisition of Wincanton plc (“Wincanton”), a U.K. logistics provider specializing in both warehousing and transportation solutions (“the Wincanton Acquisition”). The Wincanton Acquisition is subject to a review by the Competition and Markets Authority in the U.K., which is expected to be completed by June 25, 2025. Due to the acquisition of Wincanton in 2024, comparisons in our results of operations between 2025 and 2024 are less meaningful. For additional information regarding our acquisitions see Note 5. “Acquisition” in Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024

	Three Months Ended March 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Revenue	$2,977	$2,456	$521	21%
Direct operating expense	2,558	2,056	502	24%
Selling, general and administrative expense	261	249	12	5%
Depreciation and amortization expense	109	92	17	18%
Transaction and integration costs	22	19	3	16%
Restructuring costs and other	17	16	1	6%
Regulatory matter and litigation expense	66	63	3	5%
Operating loss	(56)	(39)	(17)	44%
Other income (expense), net	(5)	6	(11)	n/m
Interest expense, net	(32)	(13)	(19)	n/m
Loss before income taxes	(93)	(46)	(47)	n/m
Income tax (expense) benefit	(2)	10	(12)	n/m
Net loss	$(95)	$(36)	$(59)	n/m
n/m - not meaningful

Revenue for the three months ended March 31, 2025 increased by 21%, or $521 million, to $3.0 billion compared with $2.5 billion for the same period in 2024. The increase primarily reflects $487 million from the Wincanton Acquisition. Also, revenue increased due to growth in our business. Foreign currency movement decreased our revenue by $33 million for the three months ended March 31, 2025.

Direct operating expense is comprised of both fixed and variable expenses and consists of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for the three months ended March 31, 2025 increased by 24%, or $502 million, to $2.6 billion compared with $2.1 billion for the same period in 2024. The increase primarily reflects $447 million from the Wincanton Acquisition. Also, Direct operating expense increased due to growth in our business. As a percentage of revenue, Direct operating expense for the three months ended March 31, 2025, was 85.9% compared with 83.7% for the same period in 2024. The increase in Direct operating expense as a percentage of revenue was primarily related to the Wincanton Acquisition.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits costs for executive and administrative functions, professional fees, bad debt expense and legal costs. SG&A for the three months ended March 31, 2025 increased by $12 million, to $261 million compared with $249 million for the same period in 2024. SG&A increased primarily due to the Wincanton Acquisition.

Depreciation and amortization expense for the three months ended March 31, 2025 increased by $17 million, to $109 million compared with $92 million for the same period in 2024. Amortization expense was $29 million and

$19 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation and amortization expense increased primarily due to the Wincanton Acquisition.

Transaction and integration costs for the three months ended March 31, 2025 and 2024 were $22 million and $19 million, respectively and primarily related to the Wincanton Acquisition.

Restructuring costs and other are primarily related to severance, including projects to optimize finance, human resources and information technology functions, and are not associated with customer attrition. Restructuring costs and other for the three months ended March 31, 2025 were $17 million compared with $16 million for the same period in 2024.

For the three months ended March 31, 2025, we recorded $66 million of a regulatory matter related to a contingency for the deductibility of value-added tax payments made by us to certain third-party service providers challenged by the Italian authorities. For the three months ended March 31, 2024, we recorded $63 million of litigation expense related to a dispute between us and one of our customers which was settled in the second quarter of 2024. For additional information regarding our regulatory and legal matters see Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net decreased primarily due to unrealized loss on foreign currency contracts. Other income (expense), net was as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net periodic pension income	$5	$3	$2	67%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	—	(1)	1	(100)%
Unrealized foreign currency option and forward contracts gain (loss)	(10)	3	(13)	n/m
Foreign currency transaction and remeasurement gain	—	1	(1)	(100)%
Total foreign currency gain (loss)	(10)	3	(13)	n/m
Other income (expense), net	$(5)	$6	$(11)	n/m
n/m - not meaningful

Interest expense increased primarily due to debt incurred for the Wincanton Acquisition in April 2024. Interest expense, net was as follows:

	Three Months Ended March 31,
(In millions, except percentages )	2025	2024	$ Change	% Change
Debt and capital leases	$43	$24	$19	79%
Cross-currency swaps	(9)	(8)	(1)	13%
Interest income	(2)	(3)	1	(33)%
Interest expense, net	$32	$13	$19	n/m
n/m - not meaningful

Loss before income taxes for the three months ended March 31, 2025, was $93 million compared with $46 million for the same period in 2024. The increase in loss before income taxes was primarily due to higher SG&A expense, higher depreciation, amortization and interest expense, and lower other income, net.

Income tax for the three months ended March 31, 2025, was a $2 million income tax expense compared with a $10 million income tax benefit for the same period in 2024. Our effective tax rate for the three months ended March 31, 2025, was an expense on a pre-tax loss of (2.7)%, compared to a benefit on a pre-tax loss of 21.1% for the same period in 2024. The change to our effective tax rate was primarily driven by non-deductible transaction costs and a non-deductible regulatory matter.

For the three months ended March 31, 2025 and 2024, the Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Co-operation and Development (“Pillar Two”) did not have a material impact on our income tax expense/benefit. Pillar Two did not have a significant impact on our fiscal 2024 and we currently do not expect it to have a significant impact on our fiscal 2025 income tax expense.

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

As of March 31, 2025, we held cash and cash equivalents of $288 million and restricted cash of $94 million, and we had $949 million of borrowing capacity, net of letters of credit under our revolving credit facilities.

As of March 31, 2025, we deposited €84 million ($91 million as of March 31, 2025) of restricted cash in relation to a contingency. In April 2025, we made a partial payment of €15 million ($17 million) against this contingency funded from the designated bank account reducing the restricted cash balance. For additional information regarding our regulatory and legal matters see Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On February 18, 2025, our board of directors authorized and announced the repurchase of up to $500 million (the “Repurchase Plan”) of our common stock. The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We will fund the repurchases with existing cash, borrowings on our revolving credit facility, and/or other financing sources. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. As of March 31, 2025, the remaining authorization under the Repurchase Plan was approximately $390 million.

We believe that our cash and cash equivalents on hand, cash flows from operations, the revolving credit facilities, and the use of our factoring programs will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

For additional information regarding our cash requirement from lease obligations, indebtedness and contractual obligations, see Note 4. “Leases”, Note 7. “Debt and Financing Arrangements” and Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

	March 31,	December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Total current assets	$2,629	$2,641	$(12)	—%
Total long-term assets	8,693	8,625	68	1%
Total current liabilities	3,370	3,189	181	6%
Total long-term liabilities	5,048	5,042	6	—%

There were no material changes in our total current assets, total long-term assets, and other long-term liabilities as of March 31, 2025, compared to December 31, 2024. As of March 31, 2025, accrued expenses within total current liabilities included $66 million related to the accrual of a regulatory matter described in Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$29	$50	$(21)	(42)%
Net cash used in investing activities	(77)	(82)	5	(6)%
Net cash used in financing activities	(66)	(8)	(58)	n/m
Effect of exchange rates on cash and cash equivalents	11	(5)	16	n/m
Net decrease in cash, restricted cash and cash equivalents	$(103)	$(45)	$(58)	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2025 decreased by $21 million compared with the same period in 2024. The decrease was primarily due to less cash generated from income partially offset by lower working capital consumption for the three months ended March 31, 2025.

Investing Activities

Investing activities used $77 million of cash for the three months ended March 31, 2025 and $82 million for the same period in 2024. During the three months ended March 31, 2025, we used $78 million of cash to purchase property and equipment and received $1 million of cash from sales of property and equipment. During the three months ended March 31, 2024, we used $73 million of cash to purchase property and equipment, $15 million to purchase Wincanton shares and received $6 million of cash from sales of property and equipment.

Financing Activities

Financing activities used $66 million and $8 million of cash for the three months ended March 31, 2025 and March 31, 2024, respectively. The primary use of cash from financing activities during the three months ended March 31, 2025 was $106 million used to repurchase shares of our common stock pursuant to the Repurchase Plan, $11 million to repay finance lease obligations and $6 million in payments for employee taxes on net settlement of equity awards, partially offset by $56 million of net borrowings under revolving credit facilities. The primary uses of cash from financing activities during the three months ended March 31, 2024 were $8 million to repay finance lease obligations and $4 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2025, the Company’s contractual obligations had not materially changed compared with December 31, 2024.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Critical Accounting Policies” in Part II, Item 7 of our 2024 Form 10-K.

Accounting Pronouncements

Information related to new accounting standards is included in Note 1. “Basis of Presentation and Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements due primarily to variable rate long-term debt obligations and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the three months ended March 31, 2025, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2025 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of Wincanton plc, there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 18, 2025, the Company’s board of directors authorized and announced the repurchase of up to $500 million (the “Repurchase Plan”) of its common stock. The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time.

The following table presents our repurchase activity on a cash basis during the first quarter of 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)(3)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	481,658	$40.24	481,658	$480,617,226
March 1 - March 31	2,284,053	$39.53	2,284,053	$390,318,516
Total	2,765,711	$39.66	2,765,711
(1) All transactions are reported on a trade date basis.
(2) The average price paid per share and the approximate dollar value of shares that may yet be purchased under the Repurchase Plan exclude the costs associated with the repurchases and 1% excise tax imposed by the U.S. government-enacted Inflation Reduction Act of 2022 on share repurchases in excess of issuances. We reflect the costs associated with the repurchase and the 1% excise tax within equity as part of the repurchase cost of the common stock. For additional information regarding the Repurchase Plan, see Note 10. “Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Approximate dollar value of shares that may yet be purchased under the Repurchase Plan at the end of the period.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+
Settlement Agreement, dated as of February 17, 2025, by and between GXO Logistics UK Limited and Malcolm Wilson (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 18, 2025).

10.2*+	Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Compensation Plan).
10.3*+	Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan).
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

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

GXO Logistics, Inc.

Date: May 8, 2025	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)