Form 10-Q
period 2025-06-30
GXO Logistics, Inc.
filed 2025-08-06
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 4, 2025, there were 114,473,279 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2025	2024
Revenue	$3,299	$2,846	$6,276	$5,302
Direct operating expense	2,813	2,389	5,371	4,445
Selling, general and administrative expense	272	270	533	519
Depreciation and amortization expense	110	99	219	191
Transaction and integration costs	14	15	36	34
Restructuring costs and other	2	1	19	17
Regulatory matter and litigation expense	(1)	(3)	65	60
Operating income	89	75	33	36
Other income (expense), net	(10)	1	(15)	7
Interest expense, net	(36)	(23)	(68)	(36)
Income (loss) before income taxes	43	53	(50)	7
Income tax expense	(15)	(14)	(17)	(4)
Net income (loss)	28	39	(67)	3
Net income attributable to noncontrolling interests (“NCI”)	(2)	(1)	(3)	(2)
Net income (loss) attributable to GXO	$26	$38	$(70)	$1

Earnings (loss) per share
Basic	$0.23	$0.32	$(0.60)	$0.01
Diluted	$0.23	$0.32	$(0.60)	$0.01

Weighted-average shares used in computation of earnings (loss) per share
Basic	114,812	119,427	116,890	119,350
Diluted	115,055	119,683	116,890	119,680

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$28	$39	$(67)	$3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	136	(14)	210	(28)
Cash flow hedges	—	—	(1)	1
Pension plans	(8)	—	(12)	2
Other comprehensive income (loss), net of tax	128	(14)	197	(25)
Comprehensive income (loss), net of tax	156	25	130	(22)
Less: Comprehensive income attributable to NCI	5	1	7	1
Comprehensive income (loss) attributable to GXO	$151	$24	$123	$(23)

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$205	$413
Accounts receivable, net of allowance of $11 and $15	1,950	1,799
Other current assets	434	429
Total current assets	2,589	2,641
Long-term assets
Property and equipment, net of accumulated depreciation of $1,974 and $1,732	1,264	1,160
Operating lease assets	2,646	2,329
Goodwill	3,827	3,549
Intangible assets, net of accumulated amortization of $724 and $618	1,008	986
Other long-term assets	592	601
Total long-term assets	9,337	8,625
Total assets	$11,926	$11,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$691	$776
Accrued expenses	1,381	1,271
Current debt	90	110
Current operating lease liabilities	732	647
Other current liabilities	516	385
Total current liabilities	3,410	3,189
Long-term liabilities
Long-term debt	2,596	2,521
Long-term operating lease liabilities	2,139	1,898
Other long-term liabilities	806	623
Total long-term liabilities	5,541	5,042
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,808 and 119,496 shares issued and 114,452 and 119,496 shares outstanding, respectively	1	1
Treasury stock, at cost; 5,356 and 0 shares, respectively	(202)	—
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,645	2,629
Retained earnings	616	686
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(120)	(313)
Total stockholders’ equity before NCI	2,940	3,003
NCI	35	32
Total equity	2,975	3,035
Total liabilities and equity	$11,926	$11,266

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(67)	$3
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	219	191
Stock-based compensation expense	23	19
Deferred tax benefit	(25)	(16)
Other	7	10
Changes in operating assets and liabilities
Accounts receivable	18	56
Other assets	39	(8)
Accounts payable	(151)	(82)
Accrued expenses and other liabilities	(31)	(8)
Net cash provided by operating activities	32	165
Cash flows from investing activities:
Capital expenditures	(125)	(161)
Proceeds from sale of property and equipment	2	10
Acquisition of businesses, net of cash acquired	—	(863)
Net cash used in investing activities	(123)	(1,014)
Cash flows from financing activities:
Common stock repurchased	(200)	—
Proceeds from debt, net	—	1,085
Net borrowings under revolving credit facilities	8	—
Repayments of debt, net	(55)	(196)
Repayments of finance lease obligations	(24)	(19)
Taxes paid related to net share settlement of equity awards	(7)	(7)
Net changes in bank overdraft positions	64	3
Other	(13)	(9)
Net cash provided by (used in) financing activities	(227)	857
Effect of exchange rates on cash and cash equivalents	40	(7)
Net increase (decrease) in cash, restricted cash and cash equivalents	(278)	1
Cash, restricted cash and cash equivalents, beginning of period	485	470
Cash, restricted cash and cash equivalents, end of period	$207	$471

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$205	$469
Restricted Cash (included in Other long-term assets)	2	2
Total cash, restricted cash and cash equivalents	$207	$471

Non-cash financing activities:
Excise tax liability related to stock repurchases	$2	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of March 31, 2025	116,955	$1	$(111)	$2,635	$590	$(245)	$2,870	$34	$2,904
Net income	—	—	—	—	26	—	26	2	28
Other comprehensive income	—	—	—	—	—	125	125	3	128
Stock-based compensation	—	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	125	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(38)	—	—	(1)	—	—	(1)	—	(1)
Common stock repurchased	(2,590)	—	(91)	—	—	—	(91)	—	(91)
Dividends to NCI	—	—	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2025	114,452	$1	$(202)	$2,645	$616	$(120)	$2,940	$35	$2,975

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of December 31, 2024	119,496	$1	$—	$2,629	$686	$(313)	$3,003	$32	$3,035
Net income (loss)	—	—	—	—	(70)	—	(70)	3	(67)
Other comprehensive income	—	—	—	—	—	193	193	4	197
Stock-based compensation	—	—	—	23	—	—	23	—	23
Vesting of stock compensation awards	495	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(183)	—	—	(7)	—	—	(7)	—	(7)
Common stock repurchased	(5,356)	—	(202)	—	—	—	(202)	—	(202)
Dividends to NCI	—	—	—	—	—	—	—	(4)	(4)
Balance as of June 30, 2025	114,452	$1	$(202)	$2,645	$616	$(120)	$2,940	$35	$2,975

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of March 31, 2024	119,368	$1	$2,602	$515	$(249)	$2,869	$34	$2,903
Net income	—	—	—	38	—	38	1	39
Other comprehensive loss	—	—	—	—	(14)	(14)	—	(14)
Stock-based compensation	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	115	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(46)	—	(3)	—	—	(3)	—	(3)
Dividends to NCI	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2024	119,437	$1	$2,610	$553	$(263)	$2,901	$32	$2,933

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2023	119,057	$1	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income	—	—	—	1	—	1	2	3
Other comprehensive loss	—	—	—	—	(24)	(24)	(1)	(25)
Stock-based compensation	—	—	19	—	—	19	—	19
Vesting of stock compensation awards	509	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(129)	—	(7)	—	—	(7)	—	(7)
Dividends to NCI	—	—	—	—	—	—	(3)	(3)
Balance as of June 30, 2024	119,437	$1	$2,610	$553	$(263)	$2,901	$32	$2,933

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of GXO Logistics, Inc. (“GXO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for expanded disclosures primarily related to income taxes paid and the rate reconciliation. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of the disclosure requirements about income taxes paid and the rate reconciliation in its Consolidated Financial Statements.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
United Kingdom	$1,590	$1,289	$2,981	$2,202
United States	767	731	1,519	1,478
Netherlands	253	220	485	438
France	216	201	402	401
Spain	166	145	309	274
Italy	105	97	200	190
Other	202	163	380	319
Total	$3,299	$2,846	$6,276	$5,302

The Company’s revenue can also be disaggregated by various verticals, reflecting the customer’s principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Omnichannel retail	$1,626	$1,316	$3,048	$2,338
Technology and consumer electronics	402	363	795	745
Industrial and manufacturing	403	331	765	597
Food and beverage	359	326	673	642
Consumer packaged goods	290	290	574	585
Other	219	220	421	395
Total	$3,299	$2,846	$6,276	$5,302

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	June 30,	December 31,
(In millions)	2025	2024
Contract assets and contract costs included in:
Other current assets	$47	$37
Other long-term assets	213	196
Total contract assets	$260	$233
Contract liabilities included in:
Other current liabilities	$287	$272
Other long-term liabilities	110	128
Total contract liabilities	$397	$400

Revenue recognized included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Amounts included in the beginning of year contract liability balance	$24	$48	$221	$153

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

The Company’s segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Revenue	$3,299	$2,846	$6,276	$5,302
Direct operating expense	2,813	2,389	5,371	4,445
Selling, general and administrative expense(1)	257	252	503	488
Other (income) expense(2)(4)	2	—	(3)	(3)
Segment Adjusted EBITDA	$227	$205	$405	$372
Less:
Corporate expenses(3)	15	18	30	31
Depreciation expense	80	77	160	150
Amortization of intangible assets acquired	30	22	59	41
Transaction and integration costs	14	15	36	34
Restructuring costs and other	2	1	19	17
Regulatory matter and litigation expense	(1)	(3)	65	60
Unrealized (gain) loss on foreign currency contracts(4)	8	(1)	18	(4)
Interest expense, net	36	23	68	36
Income (loss) before income taxes	43	53	(50)	7
Income tax expense	(15)	(14)	(17)	(4)
Net income (loss)	$28	$39	$(67)	$3
(1) Excludes unallocated corporate expenses.
(2) Other (income) expense, excluding unrealized (gain) loss on foreign currency contracts.
(3) Corporate expenses include unallocated costs related to corporate functions such as salaries and benefits, rent, and professional fees which are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(4) Included in Other income/expense, net in the Condensed Consolidated Statements of Operations.

4. Leases

The Company has operating leases for real estate and warehouse equipment. Also, the Company has finance leases for real estate, warehouse equipment and fleet, and technology and automated systems.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	June 30,	December 31,
(In millions)	2025	2024
Operating leases:
Operating lease assets	$2,646	$2,329

Current operating lease liabilities	$732	$647
Long-term operating lease liabilities	2,139	1,898
Total operating lease liabilities	$2,871	$2,545

Finance leases:
Property and equipment, net	$348	$239

Current debt	$53	$39
Long-term debt	316	237
Total finance lease liabilities	$369	$276

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating leases:
Operating lease cost	$238	$193	$444	$377
Short-term lease cost	49	51	96	100
Variable lease cost	42	46	86	86
Total operating lease cost(1)	$329	$290	$626	$563
Finance leases:
Amortization of leased assets	$8	$7	$15	$14
Interest expense on lease liabilities	4	1	8	2
Total finance lease cost	$12	$8	$23	$16
Total operating and finance lease cost	$341	$298	$649	$579
(1) Operating lease cost is primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Leased assets obtained in exchange for new lease obligations:
Operating leases, including $244 from an acquisition in 2024	$514	$560
Finance leases, including $36 from an acquisition in 2024	85	120

5. Acquisition

Wincanton Acquisition

On April 29, 2024, the Company completed the acquisition of Wincanton plc (now Wincanton Limited) for a total consideration of £762 million ($958 million as of the acquisition date) (the “Wincanton Acquisition”). The Wincanton Acquisition was subject to review by the Competition and Markets Authority (the “CMA”) in the U.K. On June 19, 2025, the CMA approved the Wincanton Acquisition, subject to the divestment of certain grocery contracts in the U.K.

In connection with the Wincanton Acquisition, the Company incurred transaction costs of $14 million and $11 million for the three months ended June 30, 2025 and 2024, respectively, and $35 million and $26 million for the six months ended June 30, 2025 and 2024, respectively, which were included in Transaction and integration costs in the Condensed Consolidated Statements of Operations.

The final fair value of assets acquired and liabilities assumed at the acquisition date was:

(In millions)
ASSETS
Current assets
Cash and cash equivalents	$90
Accounts receivable	238
Other current assets	65
Total current assets	393
Long-term assets
Property and equipment	128
Operating lease assets	177
Intangible assets(1)	532
Other long-term assets	152
Total long-term assets	989
Total assets	$1,382
LIABILITIES
Current liabilities
Accounts payable	$67
Accrued expenses	293
Current debt	7
Current operating lease liabilities	41
Other current liabilities	147
Total current liabilities	555
Long-term liabilities
Long-term debt	215
Long-term operating lease liabilities	136
Other long-term liabilities	240
Total long-term liabilities	591
Total liabilities	$1,146
Net assets purchased	$236
Purchase price	$958
Goodwill recorded(2)	$722
(1) The Company acquired $532 million of intangible assets, comprised of customer relationships, trade names, and intellectual property with weighted-average useful lives of 12.5 years.

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

6. Goodwill

The following table presents the changes in Goodwill for the six months ended June 30, 2025:

(In millions)
Balance as of December 31, 2024	$3,549
Acquisition(1)	(4)
Impact of foreign exchange translation(2)	282
Balance as of June 30, 2025	$3,827
(1) Represents $4 million reduction in goodwill for the purchase price allocation of the Wincanton Acquisition.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

As of June 30, 2025 and December 31, 2024, there were no accumulated goodwill impairment losses.

7. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		June 30,	December 31,
(In millions, except percentages)	Rate(1)	2025	2024
Unsecured notes due 2026(2)	1.65%	$400	$399
Unsecured notes due 2029(3)	6.25%	594	593
Unsecured notes due 2031(4)	2.65%	397	397
Unsecured notes due 2034(5)	6.50%	491	490
Three-Year Term Loan due 2025(6)	—%	—	50
Five-Year Term Loan due 2027(7)	5.80%	399	399
Finance leases and other debt	Various	405	303
Total Debt		2,686	2,631
Less: Current debt		90	110
Total Long-term debt		$2,596	$2,521
(1) Interest rate as of June 30, 2025.
(2) Net of unamortized discount and debt issuance costs of $1 million as of December 31, 2024.
(3) Net of unamortized discount and debt issuance costs of $6 million and $7 million as of June 30, 2025 and December 31, 2024, respectively.
(4) Net of unamortized discount and debt issuance costs of $3 million as of June 30, 2025 and December 31, 2024.
(5) Net of unamortized discount and debt issuance costs of $9 million and $10 million as of June 30, 2025 and December 31, 2024, respectively.
(6) On May 16, 2025, the Company repaid the remaining $50 million of the Three-Year Term Loan due 2025.
(7) Net of unamortized debt issuance costs of $1 million as of June 30, 2025 and December 31, 2024.

Revolving Credit Facilities

The Company has a five-year unsecured, multicurrency revolving credit facility expiring in 2029 (the “Revolving Credit Agreement”). The aggregate commitment of all lenders under the Revolving Credit Agreement is equal to $800 million, of which $100 million is available for the issuance of letters of credit. As of June 30, 2025, and December 31, 2024, no amounts were outstanding under the Revolving Credit Agreement and letters of credit were $1 million under the Revolving Credit Agreement.

In connection with the Wincanton Acquisition, the Company assumed a revolving credit facility agreement (the “Wincanton Revolving Credit Agreement”) under which it may borrow up to £175 million ($240 million as of

June 30, 2025) in aggregate at any time, expiring in March 2027. Loans under the Wincanton Revolving Credit Agreement bear interest at daily simple Sterling Overnight Index Average rate plus a margin. As of June 30, 2025, and December 31, 2024, the Company had £26 million ($36 million) and £15 million ($19 million) of borrowings outstanding under the Wincanton Revolving Credit Agreement, respectively.

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum. As of June 30, 2025, the Company complied with the covenants contained in its debt and financing arrangements.

Bank Overdraft

As of June 30, 2025, and December 31, 2024, the Company had $64 million and zero bank overdrafts, which were reported within Other current liabilities in the Condensed Consolidated Balance Sheets.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Receivables sold in period	$792	$364	$1,394	$655
Cash consideration	787	360	1,385	649
Net cash provided by operating cash flows	90	15	78	18

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2025 and December 31, 2024, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		June 30, 2025		December 31, 2024
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$387	$400	$380	$399
Unsecured notes due 2029	2	627	594	617	593
Unsecured notes due 2031	2	348	397	336	397
Unsecured notes due 2034	2	522	491	514	490
Three-Year Term Loan due 2025	2	—	—	49	50
Five-Year Term Loan due 2027	2	392	399	394	399

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	June 30, 2025		December 31, 2024		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swap agreements(1)	$—	$—	$270	$12	Other current assets
Cross-currency swap agreements	—	—	1,177	48	Other long-term assets
Cross-currency swap agreements(2)(3)	372	45	98	7	Other current liabilities
Cross-currency swap agreements(3)	1,652	174	325	2	Other long-term liabilities
Derivatives designated as cash flow hedge:
Interest rate swaps	$125	$2	$125	$3	Other long-term assets
Derivatives not designated as hedges:
Foreign currency option contracts(4)	$263	$—	$300	$13	Other current assets
Foreign currency option contracts	184	10	26	—	Other current liabilities
Foreign currency forward contracts	253	2	—	—	Other current assets
Foreign currency forward contracts	18	—	125	1	Other current liabilities
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
(4) As of June 30, 2025, five foreign currency option contracts not designated as hedges had an aggregate notional amount of $27 million and fair value of zero.

As of June 30, 2025 and December 31, 2024, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(195)	$—	$1	$(271)	$(3)	$2

Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$—	$(2)	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$15	$4	$—	$47	$2	$1

Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$—	$1	$—	$—
(1) Amounts reclassified to Net income are reported within Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income (expense), net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Foreign currency gain (loss) on foreign currency contracts	$(6)	$—	$(14)	$2

9. Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to common shares	$26	$38	$(70)	$1

Basic weighted-average common shares	114,812	119,427	116,890	119,350
Diluted weighted-average common shares	115,055	119,683	116,890	119,680

Basic earnings (loss) per share	$0.23	$0.32	$(0.60)	$0.01
Diluted earnings (loss) per share	$0.23	$0.32	$(0.60)	$0.01

Shares not included in the computation of diluted earnings per share because the effect would be antidilutive	2,075	1,087	3,396	1,074

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

The repurchase of shares of the Company’s common stock is recorded as treasury stock within equity and is accounted for under the cost method inclusive of share repurchase costs and excise tax on share repurchases in excess of issuances. For the three and six months ended June 30, 2025, the Company repurchased approximately 2.6 million and 5.4 million shares of its common stock for an aggregate purchase price of $91 million and $202 million including share repurchase costs and excise tax, respectively.

Accumulated Other Comprehensive Income - Loss

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of March 31, 2025	$(64)	$(26)	$3	$(159)	$1	$(245)
Other comprehensive income (loss) before reclassifications	288	(194)	(1)	(12)	(3)	78
Amounts reclassified to net income	—	(1)	—	2	—	1
Tax amounts	(1)	44	1	2	—	46
Other comprehensive income (loss), net of tax	287	(151)	—	(8)	(3)	125
As of June 30, 2025	$223	$(177)	$3	$(167)	$(2)	$(120)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2024	$(195)	$31	$4	$(155)	$2	$(313)
Other comprehensive income (loss) before reclassifications	419	(270)	(2)	(18)	(4)	125
Amounts reclassified to net loss	—	1	—	3	—	4
Tax amounts	(1)	61	1	3	—	64
Other comprehensive income (loss), net of tax	418	(208)	(1)	(12)	(4)	193
As of June 30, 2025	$223	$(177)	$3	$(167)	$(2)	$(120)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of March 31, 2024	$(124)	$(20)	$6	$(111)	$—	$(249)
Other comprehensive income (loss) before reclassifications	(22)	14	—	(1)	—	(9)
Amounts reclassified to net income	—	(4)	—	1	—	(3)
Tax amounts	1	(3)	—	—	—	(2)
Other comprehensive income (loss), net of tax	(21)	7	—	—	—	(14)
As of June 30, 2024	$(145)	$(13)	$6	$(111)	$—	$(263)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(63)	47	1	—	1	(14)
Amounts reclassified to net income	—	(3)	—	2	—	(1)
Tax amounts	1	(10)	—	—	—	(9)
Other comprehensive income (loss), net of tax	(62)	34	1	2	1	(24)
As of June 30, 2024	$(145)	$(13)	$6	$(111)	$—	$(263)

11. Employee Benefit Plans

Defined Benefit Plans

The Company offers pension plans in certain jurisdictions, with the most significant in the U.K. In the U.K., the Company sponsors two defined benefit pension schemes (the “U.K. Retirement Plans”). The U.K. Retirement Plans do not allow for new plan participants or additional benefit accruals. The funded status of the U.K. Retirement Plans was recorded in Other long-term assets in the Condensed Consolidated Balance Sheets.

The Company considers its other defined benefit pension plans not material to its Consolidated Financial Statements and excludes them from the disclosure below.

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest cost	$(21)	$(17)	$(42)	$(26)
Expected return on plan assets	27	23	54	36
Amortization of net loss	(2)	(1)	(3)	(2)
Net periodic pension income(1)	$4	$5	$9	$8
(1) Net periodic pension income was recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.

Defined Contribution Plans

Also, the Company has defined-contribution retirement plans for its United States employees and employees of certain foreign subsidiaries. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans, and the Company matches a portion of the employee contributions.

Defined contribution plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Defined contribution costs(1)	$23	$21	$54	$38
(1) Defined contribution plan costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

12. Restructuring Costs and Other

Restructuring costs and other were primarily related to severance in connection with actions taken to optimize certain administrative functions.

The following table summarizes changes in the restructuring liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheets:

(In millions)
Balance as of December 31, 2024	$10
Charges incurred	19
Payments	(11)
Other reductions, net	(2)
Balance as of June 30, 2025	$16

As of June 30, 2025, $12 million of the restructuring liability is expected to be paid within the next 12 months.

13. Income Taxes

Income tax expense for the three months ended June 30, 2025 and 2024, was $15 million and $14 million, respectively, and the Company’s effective tax rate for the three months ended June 30, 2025 and 2024, was 34.6%, and 25.4%, respectively. The increase in the Company’s effective tax rate was primarily driven by a decrease in pre-tax income.

Income tax expense for the six months ended June 30, 2025 and 2024, was $17 million and $4 million, respectively, and the Company’s effective tax rate for the six months ended June 30, 2025 and 2024, was an expense on a pre-tax loss of (35.3)% and an expense on pre-tax income of 52.3%, respectively. The change in the Company’s effective tax rate was primarily driven by a decrease in pre-tax income, offset by non-deductible regulatory matter and transaction costs.

On July 4, 2025, the One Big Beautiful Bill Act (P.L. 119-21) was signed into law. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective through 2027. The Company is currently assessing its impact on its Consolidated Financial Statements.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. The Company has incorporated the estimated annual effect of Pillar Two into its income tax provision for the three and six months ended June 30, 2025, and the Company expects to incur additional income tax related to Pillar Two during fiscal 2025. For the three and the six months ended June 30, 2024, Pillar Two did not have a material impact on the Company’s income tax expense. Pillar Two did not have a material impact on the Company’s fiscal 2024 income tax expense. The Company continues to monitor Pillar Two developments, including the impact of the statement issued by the G7 on June 28, 2025 regarding the interplay between the U.S. international tax system and Pillar Two as it relates to U.S.-headquartered companies.

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

On July 2, 2024, the Italian authorities initiated an investigation into the deductibility of value-added tax (VAT) payments made by the Company to certain third-party service providers. The challenged amount was €84 million ($91 million as of March 31, 2025), which the Company deposited into a restricted bank account to secure the investigation. In the first quarter of 2025, the Company accrued €61 million ($66 million) of expense, including legal fees, related to this matter. In the second quarter of 2025, the Company agreed and made final payments of €59 million ($68 million) to the Italian authorities and released any remaining restrictions on this cash account. And for the three and six months ended June 30, 2025, the Company released $1 million and recorded $65 million, respectively, of expenses, including legal fees, related to this matter, which was recorded within the Regulatory matter and litigation expense line in the Condensed Consolidated Statements of Operations.

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

On April 29, 2024, we completed the acquisition of Wincanton plc (now Wincanton Limited), a U.K. logistics provider specializing in both warehousing and transportation solutions (“the Wincanton Acquisition”). The Wincanton Acquisition was subject to review by the Competition and Markets Authority (the “CMA”) in the U.K. On June 19, 2025, the CMA approved the Wincanton Acquisition, subject to the divestment of certain grocery contracts in the U.K. Due to the acquisition of Wincanton in 2024, comparisons in our results of operations between 2025 and 2024 are less meaningful. For additional information regarding our acquisitions see Note 5. “Acquisition” in Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

	Three Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Revenue	$3,299	$2,846	$453	16%
Direct operating expense	2,813	2,389	424	18%
Selling, general and administrative expense	272	270	2	1%
Depreciation and amortization expense	110	99	11	11%
Transaction and integration costs	14	15	(1)	(7)%
Restructuring costs and other	2	1	1	100%
Regulatory matter and litigation expense	(1)	(3)	2	(67)%
Operating income	89	75	14	19%
Other income (expense), net	(10)	1	(11)	n/m
Interest expense, net	(36)	(23)	(13)	57%
Income before income taxes	43	53	(10)	(19)%
Income tax expense	(15)	(14)	(1)	7%
Net income	$28	$39	$(11)	(28)%
n/m - not meaningful

Revenue for the three months ended June 30, 2025 increased by 16%, or $453 million, to $3.3 billion compared with $2.8 billion for the same period in 2024. The increase reflects $168 million from the Wincanton Acquisition and growth in our business. Foreign currency favorable movements increased our revenue by $127 million for the three months ended June 30, 2025.

Direct operating expense is comprised of both fixed and variable expenses and consists of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for the three months ended June 30, 2025 increased by 18%, or $424 million, to $2.8 billion compared with $2.4 billion for the same period in 2024. The increase reflects $148 million from the Wincanton Acquisition, growth in our business and foreign currency movements. As a percentage of revenue, Direct operating expense for the three months ended June 30, 2025, was 85.3% compared with 83.9% for the same period in 2024. The increase in Direct operating expense as a percentage of revenue was primarily related to the Wincanton Acquisition.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits costs for executive and administrative functions, professional fees, bad debt expense and legal costs. SG&A for the three months ended June 30, 2025 increased by $2 million, to $272 million compared with $270 million for the same period in 2024.

Depreciation and amortization expense for the three months ended June 30, 2025 increased by $11 million, to $110 million compared with $99 million for the same period in 2024. Amortization expense was $30 million and $22 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense increased primarily due to the Wincanton Acquisition.

Transaction and integration costs for the three months ended June 30, 2025 and 2024 were $14 million and $15 million, respectively, and primarily related to the Wincanton Acquisition.

Other income (expense), net decreased to an expense, primarily due to increased unrealized foreign currency loss on foreign currency contracts. Other income (expense), net was as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net periodic pension income	$4	$5	$(1)	(20)%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(4)	(1)	(3)	n/m
Unrealized foreign currency option and forward contracts gain (loss)	(8)	1	(9)	n/m
Foreign currency transaction and remeasurement loss	(2)	(4)	2	(50)%
Total foreign currency loss	(14)	(4)	(10)	n/m
Other income (expense), net	$(10)	$1	$(11)	n/m
n/m - not meaningful

Interest expense, net, primarily increased due to debt incurred for the Wincanton Acquisition. Interest expense, net was as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Debt and capital leases	$45	$34	$11	32%
Cross-currency swaps	(8)	(11)	3	(27)%
Interest income	(1)	—	(1)	n/m
Interest expense, net	$36	$23	$13	57%
n/m - not meaningful

Income before income taxes for the three months ended June 30, 2025 was $43 million compared with $53 million for the same period in 2024. The decrease in income before income taxes was due to higher operating income, offset by higher other expense, net, and higher interest expense, net.

Income tax expense for the three months ended June 30, 2025 was $15 million compared with $14 million for the same period in 2024. Our effective tax rate for the three months ended June 30, 2025 was 34.6% compared with 25.4% for the same period in 2024. The increase in our effective tax rate was primarily driven by a decrease in pre-tax income.

While the United States has not adopted the Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Co-operation and Development (“Pillar Two”), we have incorporated the estimated annual effect of Pillar Two into our income tax provision for the three months ended June 30, 2025. For the three months ended June 30, 2024, Pillar Two did not have a material impact on our income tax expense.

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

	Six Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Revenue	$6,276	$5,302	$974	18%
Direct operating expense	5,371	4,445	926	21%
Selling, general and administrative expense	533	519	14	3%
Depreciation and amortization expense	219	191	28	15%
Transaction and integration costs	36	34	2	6%
Restructuring costs and other	19	17	2	12%
Regulatory matter and litigation expense	65	60	5	8%
Operating income	33	36	(3)	(8)%
Other income (expense), net	(15)	7	(22)	n/m
Interest expense, net	(68)	(36)	(32)	89%
Income (loss) before income taxes	(50)	7	(57)	n/m
Income tax expense	(17)	(4)	(13)	n/m
Net income (loss)	$(67)	$3	$(70)	n/m
n/m - not meaningful

Revenue for the six months ended June 30, 2025 increased by 18%, or $974 million, to $6.3 billion compared with $5.3 billion for the same period in 2024. The increase reflects $655 million from the Wincanton Acquisition and growth in our business. Foreign currency favorable movements increased our revenue by $94 million for the six months ended June 30, 2025.

Direct operating expense for the six months ended June 30, 2025 increased by 21%, or $926 million, to $5.4 billion compared with $4.4 billion for the same period in 2024. The increase reflects $595 million from the Wincanton Acquisition, growth in our business and foreign currency movements. As a percentage of revenue, Direct operating expense for the six months ended June 30, 2025, was 85.6% compared with 83.8% for the same period in 2024. The increase in Direct operating expense as a percentage of revenue was primarily related to the Wincanton Acquisition.

SG&A for the six months ended June 30, 2025 increased by $14 million, to $533 million compared with $519 million for the same period in 2024. SG&A increased primarily due to the Wincanton Acquisition.

Depreciation and amortization expense for the six months ended June 30, 2025 increased by $28 million, to $219 million compared with $191 million for the same period in 2024. Amortization expense was $59 million and $41 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense increased primarily due to the Wincanton Acquisition.

Transaction and integration costs for the six months ended June 30, 2025 and 2024 were $36 million and $34 million, respectively and primarily related to the Wincanton Acquisition.

Restructuring costs and other were primarily related to severance in connection with actions taken to optimize certain administrative functions. Restructuring costs and other for the six months ended June 30, 2025 were $19 million, compared with $17 million for the same period in 2024.

Regulatory matter and litigation expense for the six months ended June 30, 2025 and 2024, were $65 million and $60 million, respectively. For the six months ended June 30, 2025, we recorded $65 million of expense related to a regulatory matter for the deductibility of value-added tax payments made by us to certain third-party service providers challenged by the Italian authorities. For the six months ended June 30, 2024, we recorded $60 million of litigation expense related to a dispute between us and one of our customers, which was settled in the second quarter of 2024. For additional information regarding our regulatory and legal matters, see Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net decreased to an expense, primarily due to increased unrealized foreign currency loss on foreign currency contracts. Other income (expense), net was as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net periodic pension income	$9	$8	$1	13%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(4)	(2)	(2)	100%
Unrealized foreign currency option and forward contracts gain (loss)	(18)	4	(22)	n/m
Foreign currency transaction and remeasurement loss	(2)	(3)	1	(33)%
Total foreign currency loss	(24)	(1)	(23)	n/m
Other income (expense), net	$(15)	$7	$(22)	n/m
n/m - not meaningful

Interest expense, net, primarily increased due to debt incurred for the Wincanton Acquisition. Interest expense, net was as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Debt and capital leases	$88	$58	$30	52%
Cross-currency swaps	(17)	(19)	2	(11)%
Interest income	(3)	(3)	—	—%
Interest expense, net	$68	$36	$32	89%

Income (loss) before income taxes for the six months ended June 30, 2025 was a $50 million loss compared with $7 million income for the same period in 2024. The decrease in income before income taxes to a loss was due to lower operating income, higher other expense, net, and higher interest expense, net.

Income tax expense for the six months ended June 30, 2025 was $17 million compared with $4 million for the same period in 2024. Our effective tax rate for the six months ended June 30, 2025 was an expense on a pre-tax loss of (35.3)%, compared to an expense on pre-tax income of 52.3% for the same period in 2024. The change in our effective tax rate was primarily driven by a decrease in pre-tax income, offset by non-deductible regulatory matter and transaction costs.

While the United States has not adopted Pillar Two, we have incorporated the estimated annual effect of Pillar Two into our income tax provision for the six months ended June 30, 2025, and we expect to incur additional income tax related to Pillar Two during fiscal 2025. For the six months ended June 30, 2024, Pillar Two did not have a material impact on our income tax expense. Pillar Two did not have a material impact on our fiscal 2024 income tax expense. We continue to monitor Pillar Two developments, including the impact of the statement issued by the G7 on June 28, 2025 regarding the interplay between the U.S. international tax system and Pillar Two as it relates to U.S.-headquartered companies.

Liquidity and Capital Resources

Our ability to fund our operations and anticipated capital needs is reliant upon the generation of cash from operations, supplemented as necessary by periodic utilization of our revolving credit facilities and factoring programs. Our principal uses of cash in the future will be primarily to fund our operations, working capital needs, capital expenditures, repayment of borrowings, repurchases of our common stock and strategic business development transactions. The timing and magnitude of our new contract start-ups can vary and may positively or negatively impact our cash flows. We continually evaluate our liquidity requirements and capital structure in light of our operating needs, growth initiatives and capital resources.

As of June 30, 2025, we held cash and cash equivalents of $205 million and restricted cash of $2 million, and we had $1,003 million of borrowing capacity, net of letters of credit under our revolving credit facilities.

On February 18, 2025, our board of directors authorized and announced the repurchase of up to $500 million (the “Repurchase Plan”) of our common stock. The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We will fund the repurchases with existing cash, borrowings on our revolving credit facility, and/or other financing sources. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. As of June 30, 2025, the remaining authorization under the Repurchase Plan was $300 million.

We believe that our cash and cash equivalents on hand, cash flows from operations, the revolving credit facilities, and the use of our factoring programs will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

For additional information regarding our cash requirement from lease obligations, indebtedness and contractual obligations, see Note 4. “Leases,” Note 7. “Debt and Financing Arrangements” and Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

	June 30,	December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Current assets	$2,589	$2,641	$(52)	(2)%
Long-term assets	9,337	8,625	712	8%
Current liabilities	3,410	3,189	221	7%
Long-term liabilities	5,541	5,042	499	10%

Current assets primarily decreased due to cash used for the repurchase of our common stock and repayment of debt, partially offset by an increase in accounts receivable resulting from foreign currency translation. Long-term assets primarily increased due to the addition of operating lease assets and the impact of foreign currency translation. Current liabilities primarily increased due to bank overdraft and the increase in the fair value of our derivatives. Long-term liabilities primarily increased due to the addition of capital and operating lease liabilities and the increase in the fair value of our derivatives. Also, our assets and liabilities increased due to foreign currency translation from our non-USD operations, primarily the British pound sterling and the Euro.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$32	$165	$(133)	(81)%
Net cash used in investing activities	(123)	(1,014)	891	(88)%
Net cash provided by (used in) financing activities	(227)	857	(1,084)	n/m
Effect of exchange rates on cash and cash equivalents	40	(7)	47	n/m
Net increase (decrease) in cash, restricted cash and cash equivalents	$(278)	$1	$(279)	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2025 decreased by $133 million compared with the same period in 2024. The decrease was primarily due to lower income and increased working capital consumption driven by accounts payable for the six months ended June 30, 2025, compared with the same period in 2024.

Investing Activities

Investing activities used $123 million of cash for the six months ended June 30, 2025 and $1.0 billion for the same period in 2024. During the six months ended June 30, 2025 we used $125 million of cash to purchase property and equipment and received $2 million of cash from sales of property and equipment. During the six months ended June 30, 2024 we used $863 million, net of cash received, to fund the Wincanton Acquisition, used $161 million of cash to purchase property and equipment and received $10 million of cash from sales of property and equipment.

Financing Activities

Financing activities used $227 million and generated $857 million of cash for the six months ended June 30, 2025 and June 30, 2024, respectively. The primary use of cash from financing activities during the six months ended June 30, 2025 was $200 million to repurchase shares of our common stock under the Repurchase Plan, $55 million to repay debt, $24 million to repay finance lease obligations and $7 million in payments for employee taxes on net settlement of equity awards, partially offset by $64 million increase in bank overdraft and $8 million of net borrowings under our revolving credit facilities. The primary source of cash from financing activities during the six months ended June 30, 2024 was $1.1 billion of proceeds from issuance of long-term debt and $3 million increase in bank overdraft, partially offset by $196 million of cash used to repay debt, $19 million of cash used to repay finance lease obligations and $7 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2025, the Company’s contractual obligations had not materially changed compared with December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements primarily due to variable-rate debt and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the six months ended June 30, 2025, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2025 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of Wincanton plc (now Wincanton Limited), there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024, except as set forth below.

Changes in tax laws and regulations for U.S. and multinational companies may increase our tax liability.

The U.S. Congress, the Organisation for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. During 2023, the OECD issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules are effective for fiscal years beginning on January 1, 2024, with other aspects to be effective from 2025. On July 4, 2025, the One Big Beautiful Bill Act (P.L. 119-21) was signed into law. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective through 2027. The Company regularly monitors developments in its jurisdictions and considers the impact of the tax-related proposals as they arise.

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

The following table presents our repurchase activity on a cash basis during the second quarter of 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)(3)
April 1 - April 30	2,590,755	$34.86	2,590,755	$300,000,016
May 1 - May 31	—	$—	—	$300,000,016
June 1 - June 30	—	$—	—	$300,000,016
Total	2,590,755	$34.86	2,590,755
(1) All transactions are reported on a trade date basis.
(2) The average price paid per share and the approximate dollar value of shares that may yet be purchased under the Repurchase Plan exclude the costs associated with the repurchases and 1% excise tax imposed by the United States government-enacted Inflation Reduction Act of 2022 on share repurchases in excess of issuances. We reflect the costs associated with the repurchase and the 1% excise tax within equity as part of the repurchase cost of the common stock. For additional information regarding the Repurchase Plan, see Note 10. “Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Approximate dollar value of shares that may yet be purchased under the Repurchase Plan at the end of the period.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+
Offer Letter, dated June 19, 2025, between Patrick Kelleher and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on June 20, 2025).

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

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

GXO Logistics, Inc.

Date: August 6, 2025	By:	/s/ Malcolm Wilson
Malcolm Wilson
(Chief Executive Officer)
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)