Form 10-Q
period 2025-09-30
GXO Logistics, Inc.
filed 2025-11-06
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, there were 114,489,437 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2025	2024
Revenue	$3,395	$3,157	$9,671	$8,459
Direct operating expense	2,857	2,671	8,228	7,116
Selling, general and administrative expense	285	265	818	784
Depreciation and amortization expense	118	111	337	302
Transaction and integration costs	14	21	50	55
Restructuring costs and other	3	9	22	26
Regulatory matter and litigation expense	—	(1)	65	59
Operating income	118	81	151	117
Other income (expense), net	5	(6)	(10)	1
Interest expense, net	(35)	(33)	(103)	(69)
Income before income taxes	88	42	38	49
Income tax expense	(28)	(7)	(45)	(11)
Net income (loss)	60	35	(7)	38
Net income attributable to noncontrolling interests (“NCI”)	(1)	(2)	(4)	(4)
Net income (loss) attributable to GXO	$59	$33	$(11)	$34

Earnings (loss) per share
Basic	$0.52	$0.28	$(0.09)	$0.28
Diluted	$0.51	$0.28	$(0.09)	$0.28

Weighted-average shares used in computation of earnings (loss) per share
Basic	114,473	119,461	116,075	119,387
Diluted	115,329	119,793	116,075	119,718

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$60	$35	$(7)	$38
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(59)	173	151	145
Cash flow hedges	(1)	(4)	(2)	(3)
Pension plans	3	(6)	(9)	(4)
Other comprehensive income (loss), net of tax	(57)	163	140	138
Comprehensive income, net of tax	3	198	133	176
Less: Comprehensive income (loss) attributable to NCI	(2)	3	5	4
Comprehensive income attributable to GXO	$5	$195	$128	$172

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$339	$413
Accounts receivable, net of allowance of $12 and $15	2,015	1,799
Other current assets	452	429
Total current assets	2,806	2,641
Long-term assets
Property and equipment, net of accumulated depreciation of $2,027 and $1,732	1,197	1,160
Operating lease assets	2,589	2,329
Goodwill	3,779	3,549
Intangible assets, net of accumulated amortization of $749 and $618	959	986
Other long-term assets	577	601
Total long-term assets	9,101	8,625
Total assets	$11,907	$11,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$716	$776
Accrued expenses	1,523	1,271
Current debt	522	110
Current operating lease liabilities	743	647
Other current liabilities	430	385
Total current liabilities	3,934	3,189
Long-term liabilities
Long-term debt	2,176	2,521
Long-term operating lease liabilities	2,060	1,898
Other long-term liabilities	749	623
Total long-term liabilities	4,985	5,042
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,842 and 119,496 shares issued and 114,486 and 119,496 shares outstanding, respectively	1	1
Treasury stock, at cost; 5,356 and 0 shares, respectively	(202)	—
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,655	2,629
Retained earnings	675	686
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(174)	(313)
Total stockholders’ equity before NCI	2,955	3,003
NCI	33	32
Total equity	2,988	3,035
Total liabilities and equity	$11,907	$11,266

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(7)	$38
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	337	302
Stock-based compensation expense	34	30
Deferred tax benefit	(24)	(37)
Other	11	11
Changes in operating assets and liabilities
Accounts receivable	(76)	50
Other assets	40	(21)
Accounts payable	(91)	(29)
Accrued expenses and other liabilities	40	19
Net cash provided by operating activities	264	363
Cash flows from investing activities:
Capital expenditures	(269)	(255)
Proceeds from sale of property and equipment	101	16
Acquisition of businesses, net of cash acquired	—	(863)
Cross-currency swap agreements settlement	(1)	(5)
Net cash used in investing activities	(169)	(1,107)
Cash flows from financing activities:
Common stock repurchased	(200)	—
Proceeds from debt, net	—	1,085
Net borrowings under revolving credit facilities	38	(66)
Repayments of debt, net	(56)	(150)
Repayments of finance lease obligations	(38)	(32)
Taxes paid related to net share settlement of equity awards	(8)	(8)
Other	(2)	—
Net cash provided by (used in) financing activities	(266)	829
Effect of exchange rates on cash and cash equivalents	30	14
Net increase (decrease) in cash, restricted cash and cash equivalents	(141)	99
Cash, restricted cash and cash equivalents, beginning of period	485	470
Cash, restricted cash and cash equivalents, end of period	$344	$569

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$339	$548
Restricted Cash (included in Other current assets)	3	—
Restricted Cash (included in Other long-term assets)	2	21
Total cash, restricted cash and cash equivalents	$344	$569
Non-cash financing activities:
Excise tax liability related to stock repurchases	$2	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of June 30, 2025	114,452	$1	$(202)	$2,645	$616	$(120)	$2,940	$35	$2,975
Net income	—	—	—	—	59	—	59	1	60
Other comprehensive loss	—	—	—	—	—	(54)	(54)	(3)	(57)
Stock-based compensation	—	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	52	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(18)	—	—	(1)	—	—	(1)	—	(1)
Common stock repurchased	—	—	—	—	—	—	—	—	—
Dividends to NCI	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	114,486	$1	$(202)	$2,655	$675	$(174)	$2,955	$33	$2,988

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of December 31, 2024	119,496	$1	$—	$2,629	$686	$(313)	$3,003	$32	$3,035
Net income (loss)	—	—	—	—	(11)	—	(11)	4	(7)
Other comprehensive income	—	—	—	—	—	139	139	1	140
Stock-based compensation	—	—	—	34	—	—	34	—	34
Vesting of stock compensation awards	547	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(201)	—	—	(8)	—	—	(8)	—	(8)
Common stock repurchased	(5,356)	—	(202)	—	—	—	(202)	—	(202)
Dividends to NCI	—	—	—	—	—	—	—	(4)	(4)
Balance as of September 30, 2025	114,486	$1	$(202)	$2,655	$675	$(174)	$2,955	$33	$2,988

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of June 30, 2024	119,437	$1	$2,610	$553	$(263)	$2,901	$32	$2,933
Net income	—	—	—	33	—	33	2	35
Other comprehensive income	—	—	—	—	162	162	1	163
Stock-based compensation	—	—	11	—	—	11	—	11
Vesting of stock compensation awards	61	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(26)	—	(1)	—	—	(1)	—	(1)
Balance as of September 30, 2024	119,472	$1	$2,620	$586	$(101)	$3,106	$35	$3,141

	Common Stock		APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount
Balance as of December 31, 2023	119,057	$1	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income	—	—	—	34	—	34	4	38
Other comprehensive income	—	—	—	—	138	138	—	138
Stock-based compensation	—	—	30	—	—	30	—	30
Vesting of stock compensation awards	570	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(155)	—	(8)	—	—	(8)	—	(8)
Dividends to NCI	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2024	119,472	$1	$2,620	$586	$(101)	$3,106	$35	$3,141

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

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for expanded disclosures primarily related to income taxes paid and the rate reconciliation. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows, other than additional disclosure requirements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows, and is currently evaluating the impact of adopting this standard on its disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when certain capitalization criteria are met. The ASU also supersede guidance on website development costs. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this standard on its results of operations, financial position or cash flows, and the impact of adopting this standard on its disclosures.

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
United Kingdom	$1,628	$1,525	$4,609	$3,727
United States	801	771	2,320	2,249
Netherlands	275	242	760	680
France	210	195	612	596
Spain	170	147	479	421
Italy	103	98	303	288
Other	208	179	588	498
Total	$3,395	$3,157	$9,671	$8,459

The Company’s revenue can also be disaggregated by various verticals, reflecting the customer’s principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Omnichannel retail	$1,645	$1,479	$4,693	$3,817
Technology and consumer electronics	420	392	1,215	1,137
Industrial and manufacturing	386	376	1,151	973
Food and beverage	371	344	1,044	986
Consumer packaged goods	324	311	898	896
Other	249	255	670	650
Total	$3,395	$3,157	$9,671	$8,459

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	September 30,	December 31,
(In millions)	2025	2024
Contract assets and contract costs included in:
Other current assets	$32	$37
Other long-term assets	210	196
Total contract assets	$242	$233
Contract liabilities included in:
Other current liabilities	$264	$272
Other long-term liabilities	103	128
Total contract liabilities	$367	$400

Revenue recognized included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Amounts included in the beginning of year contract liability balance	$46	$16	$267	$169

3. Segment Information

The Company is organized geographically into three operating segments: i) Americas and Asia-Pacific, ii) United Kingdom and Ireland, and iii) Continental Europe. The Company’s operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”). The CODM is our Chief Executive Officer (“CEO”), who assesses the Company’s performance and allocates resources. In the third quarter of 2025, the Company appointed Patrick Kelleher as its new CEO.

The CODM evaluates the Company’s performance and allocates resources primarily based on adjusted earnings before interest, taxes, depreciation and amortization, adjusted for transaction and integration costs, restructuring costs and other, regulatory matters and litigation expenses, and unrealized gain/loss on foreign currency contracts (“Adjusted EBITDA”). The CODM uses Adjusted EBITDA to communicate performance targets to the segment managers, allocate resources to the segments, and to monitor segment performance. Additionally, the CODM considers the performance of this measure against planned and forecasted amounts to make investing and resource allocation decisions. The actual results are used in assessing performance of the Company and in establishing management’s compensation. For disclosure purposes, we aggregate these three operating segments into one reportable segment. The Company’s segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Revenue	$3,395	$3,157	$9,671	$8,459
Direct operating expense	2,857	2,671	8,228	7,116
Selling, general and administrative expense(1)	266	252	769	740
Other (income) expense, net(2)(4)	2	(2)	(1)	(5)
Segment Adjusted EBITDA	$270	$236	$675	$608
Less:
Corporate expenses(3)	19	13	49	44
Depreciation expense	87	75	247	225
Amortization of intangible assets acquired	31	36	90	77
Transaction and integration costs	14	21	50	55
Restructuring costs and other	3	9	22	26
Regulatory matter and litigation expense	—	(1)	65	59
Unrealized (gain) loss on foreign currency contracts(4)	(7)	8	11	4
Interest expense, net	35	33	103	69
Income before income taxes	88	42	38	49
Income tax expense	(28)	(7)	(45)	(11)
Net income (loss)	$60	$35	$(7)	$38
(1) Excludes unallocated corporate expenses.
(2) Other (income) expense, net excluding unrealized (gain) loss on foreign currency contracts.
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

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	September 30,	December 31,
(In millions)	2025	2024
Operating leases:
Operating lease assets	$2,589	$2,329

Current operating lease liabilities	$743	$647
Long-term operating lease liabilities	2,060	1,898
Total operating lease liabilities	$2,803	$2,545

Finance leases:
Property and equipment, net	$319	$239

Current debt	$57	$39
Long-term debt	294	237
Total finance lease liabilities	$351	$276

The components of lease expense recorded in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating leases:
Operating lease cost	$232	$239	$670	$616
Short-term lease cost	61	53	149	153
Variable lease cost	48	27	164	113
Total operating lease cost(1)	$341	$319	$983	$882
Finance leases:
Amortization of leased assets	$12	$10	$27	$24
Interest expense on lease liabilities	5	3	13	5
Total finance lease cost	$17	$13	$40	$29
Total operating and finance lease cost	$358	$332	$1,023	$911
(1) Operating lease cost is primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.

Supplemental cash flow information was as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Leased assets obtained in exchange for new lease obligations:
Operating leases, including $246 from an acquisition in 2024	$682	$758
Finance leases, including $36 from an acquisition in 2024	83	150

5. Acquisition

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

In connection with the Wincanton Acquisition, the Company incurred transaction costs of $12 million and $19 million for the three months ended September 30, 2025 and 2024, respectively, and $47 million and $45 million for the nine months ended September 30, 2025 and 2024, respectively, which were included in Transaction and integration costs in the Condensed Consolidated Statements of Operations.

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

6. Goodwill

The following table presents the changes in Goodwill for the nine months ended September 30, 2025:

(In millions)
Balance as of December 31, 2024	$3,549
Acquisition(1)	(4)
Impact of foreign exchange translation(2)	234
Balance as of September 30, 2025	$3,779
(1) Represents $4 million reduction in goodwill for the purchase price allocation of the Wincanton Acquisition.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.

As of September 30, 2025 and December 31, 2024, there were no accumulated goodwill impairment losses.

7. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		September 30,	December 31,
(In millions, except percentages)	Rate(1)	2025	2024
Unsecured notes due 2026(2)	1.65%	$400	$399
Unsecured notes due 2029(3)	6.25%	594	593
Unsecured notes due 2031(4)	2.65%	398	397
Unsecured notes due 2034(5)	6.50%	491	490
Three-Year Term Loan due 2025(6)	—%	—	50
Five-Year Term Loan due 2027(7)	5.64%	399	399
Finance leases and other debt	Various	416	303
Total Debt		2,698	2,631
Less: Current debt(8)		522	110
Total Long-term debt		$2,176	$2,521
(1) Interest rate as of September 30, 2025.
(2) Net of unamortized discount and debt issuance costs of zero and $1 million as of September 30, 2025 and December 31, 2024, respectively.
(3) Net of unamortized discount and debt issuance costs of $6 million and $7 million as of September 30, 2025 and December 31, 2024, respectively.
(4) Net of unamortized discount and debt issuance costs of $2 million and $3 million as of September 30, 2025 and December 31, 2024, respectively.
(5) Net of unamortized discount and debt issuance costs of $9 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.
(6) On May 16, 2025, the Company repaid the remaining $50 million of the Three-Year Term Loan due 2025.
(7) Net of unamortized debt issuance costs of $1 million as of September 30, 2025 and December 31, 2024.
(8) As of September 30, 2025, current debt includes $400 million of Unsecured notes due July 2026.

Revolving Credit Facilities

The Company has a five-year unsecured, multicurrency revolving credit facility expiring in 2029 (the “Revolving Credit Agreement”). The aggregate commitment of all lenders under the Revolving Credit Agreement is equal to $800 million, of which $100 million is available for the issuance of letters of credit. As of September 30, 2025, and December 31, 2024, no amounts were outstanding, and letters of credit were $1 million for both periods under the Revolving Credit Agreement.

In connection with the Wincanton Acquisition, the Company assumed a revolving credit facility agreement (the “Wincanton Revolving Credit Agreement”) under which it may borrow up to £175 million ($235 million as of September 30, 2025) in aggregate at any time, expiring in March 2027. Loans under the Wincanton Revolving

Credit Agreement bear interest at daily simple Sterling Overnight Index Average rate plus a margin. As of September 30, 2025, and December 31, 2024, the Company had £48 million ($65 million) and £15 million ($19 million) of borrowings outstanding under the Wincanton Revolving Credit Agreement, respectively.

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum. As of September 30, 2025, the Company complied with the covenants contained in its debt and financing arrangements.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Receivables sold in period	$678	$536	$2,072	$1,191
Cash consideration	674	533	2,059	1,182
Net cash provided by (used in) operating cash flows	(27)	140	51	158

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2025 and December 31, 2024, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		September 30, 2025		December 31, 2024
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$392	$400	$380	$399
Unsecured notes due 2029	2	630	594	617	593
Unsecured notes due 2031	2	356	398	336	397
Unsecured notes due 2034	2	537	491	514	490
Three-Year Term Loan due 2025	2	—	—	49	50
Five-Year Term Loan due 2027	2	394	399	394	399

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	September 30, 2025		December 31, 2024		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges(1):
Cross-currency swap agreements	$—	$—	$270	$12	Other current assets
Cross-currency swap agreements	—	—	1,177	48	Other long-term assets
Cross-currency swap agreements	624	55	98	7	Other current liabilities
Cross-currency swap agreements	1,400	145	325	2	Other long-term liabilities
Derivatives designated as cash flow hedge:
Interest rate swaps	$125	$1	$125	$3	Other long-term assets
Derivatives not designated as hedges(2):
Foreign currency option contracts	$261	$2	$300	$13	Other current assets
Foreign currency option contracts	37	1	—	—	Other long-term assets
Foreign currency option contracts	246	6	26	—	Other current liabilities
Foreign currency option contracts	39	1	—	—	Other long-term liabilities
Foreign currency forward contracts	329	1	125	1	Other current liabilities
(1) During the nine months ended September 30, 2025, the Company terminated a cross-currency swap with a notional amount of $100 million scheduled to mature in November 2025, amended one cross-currency swap with a notional amount of $98 million to $102 million scheduled to mature in December 2025, entered into three cross-currency swap agreements with an aggregate notional amount of $250 million, of which $100 million is scheduled to mature in November 2025 and $150 million are scheduled to mature in November 2030, and amended one cross-currency swap with a notional amount of $70 million, extending its maturity from September 2025 to November 2030.
(2) As of September 30, 2025, four foreign currency option contracts not designated as hedges had an aggregate notional amount of $25 million and fair value of zero.

As of September 30, 2025 and December 31, 2024, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$18	$—	$1	$(253)	$(3)	$3

Derivatives designated as cash flow hedges
Interest rate swaps	$—	$—	$—	$(2)	$—	$—
(1) Amounts reclassified to Net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income(1)	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)(1)
Derivatives designated as net investment hedges
Cross-currency swap agreements	$(71)	$(2)	$1	$(24)	$—	$2

Derivatives designated as cash flow hedges
Interest rate swaps	$(5)	$—	$—	$(4)	$—	$—
(1) Amounts reclassified to Net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income (expense), net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Foreign currency gain (loss) on foreign currency contracts	$3	$(12)	$(11)	$(10)

9. Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to common shares	$59	$33	$(11)	$34

Basic weighted-average common shares	114,473	119,461	116,075	119,387
Diluted weighted-average common shares	115,329	119,793	116,075	119,718

Basic earnings (loss) per share	$0.52	$0.28	$(0.09)	$0.28
Diluted earnings (loss) per share	$0.51	$0.28	$(0.09)	$0.28

Shares not included in the computation of diluted earnings per share because the effect would be antidilutive	813	1,138	3,406	1,095

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

The repurchase of shares of the Company’s common stock is recorded as treasury stock within equity and is accounted for under the cost method inclusive of share repurchase costs and excise tax on share repurchases in excess of issuances. There were no repurchases of the Company’s common stock during the three months ended September 30, 2025. For the nine months ended September 30, 2025, the Company repurchased approximately 5.4 million shares of its common stock for an aggregate purchase price of $202 million including share repurchase costs and excise tax, respectively. As of September 30, 2025, the remaining authorization under the Repurchase Plan was $300 million.

Accumulated Other Comprehensive Income - Loss

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of June 30, 2025	$223	$(177)	$3	$(167)	$(2)	$(120)
Other comprehensive income (loss) before reclassifications	(72)	18	—	3	3	(48)
Amounts reclassified to net income	—	(1)	—	1	—	—
Tax amounts	(1)	(3)	(1)	(1)	—	(6)
Other comprehensive income (loss), net of tax	(73)	14	(1)	3	3	(54)
As of September 30, 2025	$150	$(163)	$2	$(164)	$1	$(174)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2024	$(195)	$31	$4	$(155)	$2	$(313)
Other comprehensive income (loss) before reclassifications	347	(252)	(2)	(15)	(1)	77
Amounts reclassified to net loss	—	—	—	4	—	4
Tax amounts	(2)	58	—	2	—	58
Other comprehensive income (loss), net of tax	345	(194)	(2)	(9)	(1)	139
As of September 30, 2025	$150	$(163)	$2	$(164)	$1	$(174)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of June 30, 2024	$(145)	$(13)	$6	$(111)	$—	$(263)
Other comprehensive income (loss) before reclassifications	227	(71)	(5)	(7)	(1)	143
Amounts reclassified to net income	—	1	—	—	—	1
Tax amounts	—	16	1	1	—	18
Other comprehensive income (loss), net of tax	227	(54)	(4)	(6)	(1)	162
As of September 30, 2024	$82	$(67)	$2	$(117)	$(1)	$(101)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2023	$(83)	$(47)	$5	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	164	(24)	(4)	(7)	—	129
Amounts reclassified to net income	—	(2)	—	2	—	—
Tax amounts	1	6	1	1	—	9
Other comprehensive income (loss), net of tax	165	(20)	(3)	(4)	—	138
As of September 30, 2024	$82	$(67)	$2	$(117)	$(1)	$(101)

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

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest cost	$(23)	$(22)	$(65)	$(48)
Expected return on plan assets	29	29	83	65
Amortization of prior service cost	—	1	—	1
Amortization of net loss	(1)	(1)	(4)	(3)
Net periodic pension income(1)	$5	$7	$14	$15
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

Defined contribution plan costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Defined contribution costs(1)	$28	$27	$82	$65
(1) Defined contribution plan costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

12. Restructuring Costs and Other

Restructuring costs and other were primarily related to severance paid to the Company’s executive team, as well as actions taken to optimize certain administrative functions.

The following table summarizes changes in the restructuring liability, which is included in Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

(In millions)
Balance as of December 31, 2024	$10
Charges incurred	22
Payments	(11)
Other reductions, net	(3)
Balance as of September 30, 2025	$18

As of September 30, 2025, $15 million of the restructuring liability is expected to be paid in the next 12 months.

13. Income Taxes

Income tax expense for the three months ended September 30, 2025 and 2024, was $28 million and $7 million, respectively, and the Company’s effective tax rate for the three months ended September 30, 2025 and 2024, was 31.2%, and 16.5%, respectively. The change in the Company’s effective tax rate was primarily driven by a jurisdictional shift in pre-tax income.

Income tax expense for the nine months ended September 30, 2025 and 2024, was $45 million and $11 million, respectively, and the Company’s effective tax rate for the nine months ended September 30, 2025 and 2024, was 118.1% and 21.9%, respectively. The change in the Company’s effective tax rate was primarily driven by a non-deductible regulatory matter in 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation includes reinstatement of favorable tax treatment for certain business provisions including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and revisions to the business interest expense limitations. The Company is evaluating the full effects of the legislation on its financial statements. The Company anticipates potential cash tax savings with an immaterial impact on its effective tax rate.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. The Company has incorporated the estimated annual effect of Pillar Two into its income tax provision for the three and nine months ended September 30, 2025, and the Company expects to incur additional income tax related to Pillar Two during fiscal 2025. For the three and the nine months ended September 30, 2024, Pillar Two did not have a material impact on the Company’s income tax expense. The Company continues to monitor Pillar Two developments, including the impact of the statement issued by the Group of Seven (“G7”) on June 28, 2025 regarding the interplay between the U.S. international tax system and Pillar Two as it relates to U.S.-headquartered companies.

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

On July 2, 2024, the Italian authorities initiated an investigation into the deductibility of value-added tax (VAT) payments made by the Company to certain third-party service providers. The challenged amount was €84 million ($91 million as of March 31, 2025), which the Company deposited into a restricted bank account to secure the investigation. In the first quarter of 2025, the Company accrued €61 million ($66 million) of expense, including legal fees, related to this matter. In the second quarter of 2025, the Company agreed and made final payments of €59 million ($68 million) to the Italian authorities and released any remaining restrictions on this cash account. For the three and nine months ended September 30, 2025, the Company recorded zero and $65 million, respectively, of expenses, including legal fees, related to this matter, which was recorded within the Regulatory matter and litigation expense line in the Condensed Consolidated Statements of Operations.

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

Acquisition

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

Results of Operations

Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

	Three Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Revenue	$3,395	$3,157	$238	8%
Direct operating expense	2,857	2,671	186	7%
Selling, general and administrative expense	285	265	20	8%
Depreciation and amortization expense	118	111	7	6%
Transaction and integration costs	14	21	(7)	(33)%
Restructuring costs and other	3	9	(6)	(67)%
Regulatory matter and litigation expense	—	(1)	1	(100)%
Operating income	118	81	37	46%
Other income (expense), net	5	(6)	11	n/m
Interest expense, net	(35)	(33)	(2)	6%
Income before income taxes	88	42	46	n/m
Income tax expense	(28)	(7)	(21)	n/m
Net income	$60	$35	$25	71%
n/m - not meaningful

Revenue for the three months ended September 30, 2025 increased by 8%, or $238 million, to $3.4 billion compared with $3.2 billion for the same period in 2024. The increase reflects growth in our business and $115 million of favorable foreign currency movements for the three months ended September 30, 2025.

Direct operating expense is comprised of both fixed and variable expenses and consists of operating costs related to our warehouses, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for the three months ended September 30, 2025 increased by 7%, or $186 million, to $2.9 billion compared with $2.7 billion for the same period in 2024. The increase reflects growth in our business and foreign currency movements. As a percentage of revenue, Direct operating expense for the three months ended September 30, 2025, was 84.2% compared with 84.6% for the same period in 2024.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefits costs for executive and administrative functions, professional fees, bad debt expense and legal costs. SG&A for the three months ended September 30, 2025 increased by $20 million, to $285 million compared with $265 million for the same period in 2024.

Depreciation and amortization expense for the three months ended September 30, 2025 increased by $7 million, to $118 million compared with $111 million for the same period in 2024. Amortization expense was $31 million and $36 million for the three months ended September 30, 2025 and 2024, respectively.

Transaction and integration costs for the three months ended September 30, 2025 and 2024 were $14 million and $21 million, respectively, and primarily related to the Wincanton Acquisition.

Other income (expense), net increased from expense to income, primarily due to foreign currency gain on foreign currency contracts. Other income (expense), net was as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net periodic pension income	$5	$7	$(2)	(29)%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(5)	(4)	(1)	25%
Unrealized foreign currency option and forward contracts gain (loss)	7	(8)	15	n/m
Foreign currency transaction and remeasurement gain, net of intercompany forwards	—	1	(1)	(100)%
Total foreign currency gain (loss)	2	(11)	13	n/m
Other loss	(2)	(2)	—	—%
Other income (expense), net	$5	$(6)	$11	n/m
n/m - not meaningful

Interest expense, net was as follows:

	Three Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Debt and capital leases	$46	$45	$1	2%
Cross-currency swaps	(9)	(10)	1	(10)%
Interest income	(2)	(2)	—	—%
Interest expense, net	$35	$33	$2	6%

Income before income taxes for the three months ended September 30, 2025 was $88 million compared with $42 million for the same period in 2024. The increase in income before income taxes primarily reflects growth in our business.

Income tax expense for the three months ended September 30, 2025 and 2024 was $28 million compared with $7 million, respectively, and the Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 31.2% and 16.5%, respectively . The change in the Company’s effective tax rate was primarily driven by a jurisdictional shift in pre-tax income.

While the United States has not adopted the Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Co-Operation and Development (“Pillar Two”), we have incorporated the estimated annual effect of Pillar Two into our income tax provision for the three months ended September 30, 2025. For the three months ended September 30, 2024, Pillar Two did not have a material impact on our income tax expense.

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Revenue	$9,671	$8,459	$1,212	14%
Direct operating expense	8,228	7,116	1,112	16%
Selling, general and administrative expense	818	784	34	4%
Depreciation and amortization expense	337	302	35	12%
Transaction and integration costs	50	55	(5)	(9)%
Restructuring costs and other	22	26	(4)	(15)%
Regulatory matter and litigation expense	65	59	6	10%
Operating income	151	117	34	29%
Other income (expense), net	(10)	1	(11)	n/m
Interest expense, net	(103)	(69)	(34)	49%
Income before income taxes	38	49	(11)	(22)%
Income tax expense	(45)	(11)	(34)	n/m
Net income (loss)	$(7)	$38	$(45)	n/m
n/m - not meaningful

Revenue for the nine months ended September 30, 2025 increased by 14%, or $1.2 billion, to $9.7 billion compared with $8.5 billion for the same period in 2024. The increase reflects $655 million from the Wincanton Acquisition, and growth in our business. Favorable foreign currency movements increased our revenue by $209 million for the nine months ended September 30, 2025.

Direct operating expense for the nine months ended September 30, 2025 increased by 16%, or $1.1 billion, to $8.2 billion compared with $7.1 billion for the same period in 2024. The increase reflects $595 million from the Wincanton Acquisition, growth in our business and foreign currency movements. As a percentage of revenue, Direct operating expense for the nine months ended September 30, 2025, was 85.1% compared with 84.1% for the same period in 2024. The increase in Direct operating expense as a percentage of revenue was primarily related to the Wincanton Acquisition.

SG&A for the nine months ended September 30, 2025 increased by $34 million, to $818 million compared with $784 million for the same period in 2024. SG&A increased primarily due to the Wincanton Acquisition.

Depreciation and amortization expense for the nine months ended September 30, 2025 increased by $35 million, to $337 million compared with $302 million for the same period in 2024. Amortization expense was $90 million and $77 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense increased primarily due to the Wincanton Acquisition.

Transaction and integration costs for the nine months ended September 30, 2025 and 2024 were $50 million and $55 million, respectively and primarily related to the Wincanton Acquisition.

Restructuring costs and other were primarily related to severance paid to our executive team, as well as actions taken to optimize certain administrative functions. Restructuring costs and other for the nine months ended September 30, 2025 were $22 million, compared with $26 million for the same period in 2024.

Regulatory matter and litigation expense for the nine months ended September 30, 2025 and 2024, were $65 million and $59 million, respectively. For the nine months ended September 30, 2025, we recorded $65 million of expense related to a regulatory matter for the deductibility of value-added tax payments made by us to certain third-party service providers challenged by the Italian authorities. For the nine months ended September 30, 2024, we recorded

$59 million of litigation expense related to a dispute between us and one of our customers, which was settled in the second quarter of 2024. For additional information regarding our regulatory and legal matters, see Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net decreased from income to expense, primarily due to foreign currency loss on foreign currency contracts. Other income (expense), net was as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net periodic pension income	$14	$15	$(1)	(7)%
Foreign currency gain (loss):
Realized foreign currency option and forward contracts loss	(9)	(6)	(3)	50%
Unrealized foreign currency option and forward contracts loss	(11)	(4)	(7)	n/m
Foreign currency transaction and remeasurement loss, net of intercompany forwards	(2)	(2)	—	—%
Total foreign currency loss	(22)	(12)	(10)	83%
Other loss	(2)	(2)	—	—%
Other income (expense), net	$(10)	$1	$(11)	n/m
n/m - not meaningful

Interest expense, net, primarily increased due to debt incurred for the Wincanton Acquisition. Interest expense, net was as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Debt and capital leases	$134	$103	$31	30%
Cross-currency swaps	(26)	(29)	3	(10)%
Interest income	(5)	(5)	—	—%
Interest expense, net	$103	$69	$34	49%

Income before income taxes for the nine months ended September 30, 2025 was $38 million compared with $49 million for the same period in 2024. The decrease in income before income taxes primarily reflects higher operating income due to growth in our business, offset by higher other expense, net and interest expense, net.

Income tax expense for the nine months ended September 30, 2025 and 2024 was $45 million and $11 million, respectively, and the Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 118.1%, and 21.9%, respectively. The change in the Company’s effective tax rate was primarily driven by a non-deductible regulatory matter in 2025.

While the United States has not adopted Pillar Two, we have incorporated the estimated annual effect of Pillar Two into our income tax provision for the nine months ended September 30, 2025, and we expect to incur additional income tax related to Pillar Two during fiscal 2025. For the nine months ended September 30, 2024, Pillar Two did not have a material impact on our income tax expense. We continue to monitor Pillar Two developments, including the impact of the statement issued by the Group of Seven (“G7”) on June 28, 2025 regarding the interplay between the U.S. international tax system and Pillar Two as it relates to U.S.-headquartered companies.

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

As of September 30, 2025, we held cash and cash equivalents of $339 million and restricted cash of $5 million, and we had $969 million of borrowing capacity, net of letters of credit under our revolving credit facilities.

On February 18, 2025, our board of directors authorized and announced the repurchase of up to $500 million (the “Repurchase Plan”) of our common stock. The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We will fund the repurchases with existing cash, borrowings on our revolving credit facility, and/or other financing sources. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. As of September 30, 2025, the remaining authorization under the Repurchase Plan was $300 million.

We believe that our cash and cash equivalents on hand, our cash flows generated by our operations, amounts available under the revolving credit facilities, the use of our factoring programs, and refinancing options available to us in the capital markets, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months and for the foreseeable future thereafter.

For additional information regarding our cash requirement from lease obligations, indebtedness and contractual obligations, see Note 4. “Leases,” Note 7. “Debt and Financing Arrangements” and Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

	September 30,	December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Current assets	$2,806	$2,641	$165	6%
Long-term assets	9,101	8,625	476	6%
Current liabilities	3,934	3,189	745	23%
Long-term liabilities	4,985	5,042	(57)	(1)%

Current liabilities primarily increased due to the current portion of our long-term debt. Our assets and liabilities increased due to foreign currency translation from our non-USD operations, primarily the British pound sterling and the Euro, compared to December 31, 2024.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Nine Months Ended September 30,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$264	$363	$(99)	(27)%
Net cash used in investing activities	(169)	(1,107)	938	(85)%
Net cash provided by (used in) financing activities	(266)	829	(1,095)	n/m
Effect of exchange rates on cash and cash equivalents	30	14	16	n/m
Net increase (decrease) in cash, restricted cash and cash equivalents	$(141)	$99	$(240)	n/m
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2025, decreased by $99 million compared with the same period in 2024. The decrease was due to working capital consumption resulting from decreased collections and increased vendor payments, partially offset by income (loss) adjusted for non-cash items for the nine months ended September 30, 2025, compared with the same period in 2024.

Investing Activities

Investing activities used $169 million and $1.1 billion of cash for the nine months ended September 30, 2025 and September 30, 2024, respectively. During the nine months ended September 30, 2025, we utilized $269 million of cash to purchase property and equipment, settled $1 million of cash in cross-currency swap agreements, and received $101 million of cash from sales of property and equipment. The nine months ended September 30, 2025, include the purchase of property and equipment, which was sold for $90 million in the third quarter of 2025. During the nine months ended September 30, 2024, we utilized $863 million, net of cash acquired, to fund the Wincanton Acquisition, utilized $255 million of cash to purchase property and equipment, settled $5 million of cash in cross-currency swap agreements, and received $16 million of cash from sales of property and equipment.

Financing Activities

Financing activities used $266 million and generated $829 million of cash for the nine months ended September 30, 2025 and September 30, 2024, respectively. The primary use of cash from financing activities during the nine months ended September 30, 2025 was $200 million to repurchase shares of our common stock under the Repurchase Plan, $56 million to repay debt, $38 million to repay finance lease obligations and $8 million in payments for employee taxes on net settlement of equity awards, partially offset by $38 million of net borrowings under our revolving credit facilities. The source of cash from financing activities during the nine months ended September 30, 2024, was $1.1 billion of proceeds from issuance of long-term debt, partially offset by $150 million of cash used to repay debt, $32 million of cash used to repay finance lease obligations, and $8 million in payments for employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2025, the Company’s contractual obligations had not materially changed compared with December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements primarily due to variable-rate debt and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the nine months ended September 30, 2025, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2025 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of Wincanton plc (now Wincanton Limited), there have not been any changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024, except as disclosed under Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

ITEM 5. OTHER INFORMATION

Compensatory Arrangement of the Chief Financial Officer of the Company

As previously disclosed on August 5, 2025 (the “Prior Disclosure”), the Company announced that the Company and Baris Oran mutually agreed that Mr. Oran will depart from his employment as Chief Financial Officer (“CFO”) of the Company in March 2026. Mr. Oran will continue to serve as CFO until his departure or until such earlier date as his successor is appointed.

As contemplated in the Prior Disclosure, Mr. Oran has entered into a separation agreement with the Company that includes a general release of claims in favor of the Company, and provides the following: (a) Mr. Oran will receive (i) all severance payments due to him in connection with a termination without cause under the Company’s Severance Plan, and (ii) certain outplacement services; and (b) Mr. Oran’s outstanding Company service-based restricted stock units and performance-based restricted stock units (to the extent earned based on actual performance) will be subject to pro-rated vesting through the termination date in accordance with their existing terms.

The foregoing summary of Mr. Oran’s separation agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of Mr. Oran’s separation agreement, a copy of which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*+	Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan).
10.2*+	Settlement Agreement, dated as of November 4, 2025, by and between GXO Logistics, Inc. and Baris Oran.
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

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

GXO Logistics, Inc.

Date: November 6, 2025	By:	/s/ Patrick Kelleher
Patrick Kelleher
(Chief Executive Officer)
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Baris Oran
Baris Oran
(Chief Financial Officer)
(Principal Financial Officer)