Form 10-K
period 2025-12-31
GXO Logistics, Inc.
filed 2026-02-25
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
(203) 489-1287
Registrant’s telephone number, including area code
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GXO	New York Stock Exchange
3.750% Notes due 2030	GXO/30	New York Stock Exchange

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.5 billion as of June 30, 2025, based upon the closing price of the common stock on that date.

As of February 20, 2026, there were 114,713,579 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

Part I

Item 1. Business.

Company Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company,” “our,” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in the industry. We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale.

As of December 31, 2025, our approximately 154,000 team members operated in 1,043 facilities worldwide totaling approximately 221 million square feet of space, primarily on behalf of large corporations that have outsourced their warehousing, distribution and other related activities to us.

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

GXO creates short- and long-term value for customers and shareholders through our unique combination of technology, scale and expertise. Our strategy addresses growth and optimization by focusing on core verticals that demonstrate enduring demand over time and where we already have a deep presence. We expect to attract new customers and expand the services we provide to existing customers through new projects; thus earning more of their logistics spend. We integrate best practices to drive productivity, with a focus on automation and other levers of profitable growth.

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

Intelligent Warehouse Automation

Our intelligent warehouse automation includes deployments of autonomous robots and collaborative robots (“cobots”), automated sortation systems, automated guided vehicles, goods-to-person systems and wearable devices — these are all effective ways to deliver critical improvements in speed, accuracy and productivity. Importantly, automation also enhances safety and the overall quality of employment. Our warehouse management systems create a synchronized environment across automation platforms to control these technologies holistically, providing an integrated solution.

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

Customers and Markets

We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics and other supply chain services. We provide services to customers globally, including Fortune 100 companies in the U.S., Fortune Global 500 companies in the world, European multinational market leaders and other renowned global brands. The customers we serve are primarily in North America and Europe and operate in every major industry. The diversification of our customer base reduces concentration risk. In 2025, our top five customers combined accounted for approximately 20% of our total revenue, and no customer represented more than 6%.

Our revenue is highly diversified, reflecting our expertise across multiple verticals and our customers’ principal industry sectors. In 2025, 49% of our revenue was from Omnichannel retail, 12% from Technology and consumer electronics, 12% from Industrial and manufacturing, 10% from Food and beverage, 10% from Consumer packaged goods, and 7% from other industries, with the vast majority of our revenue generated in the United Kingdom, the United States, the Netherlands, France, Spain and Italy.

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

Our competitors include local, regional, national and international companies that offer services similar to those we provide. Our competitors include CEVA Logistics, DHL Group, DSV, GEODIS, ID Logistics Group, Kuehne + Nagel and Ryder System. Due to the competitive nature of our marketplace, we strive daily to strengthen and expand existing business relationships and forge new relationships.

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

Employee Profile

As of December 31, 2025, we operated in 26 countries with approximately 154,000 team members (comprising approximately 105,000 full-time and part-time employees and 49,000 temporary workers engaged through third-party agencies). Our workforce is located: 52% in the United Kingdom, 27% in Europe (excluding the United Kingdom), 20% in North America and 1% in Latin America and Asia combined. The majority of our employees in Europe and the United Kingdom were covered by collective bargaining agreements, while none of our employees in North America were covered by collective bargaining agreements.

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

Information About Our Executive Officers

The following information relates to our current executive officers:

Name	Age	Position
Patrick Kelleher	57	Chief Executive Officer
Baris Oran	52	Chief Financial Officer
Karlis Kirsis	46	Chief Legal Officer
Elizabeth Fogarty	56	Chief Communications Officer
Corinna Refsgaard	58	Chief Human Resources Officer
Bart Beeks	56	Chief Operating Officer
Karen Bomber	52	Chief Commercial Officer

Patrick Kelleher has served as Chief Executive Officer of the company since August 2025. Prior to GXO, he served as CEO, North America at DHL Supply Chain, from July 2024 to August 2025. Prior to this role, Mr. Kelleher served as DHL Supply Chain’s global chief development officer from April 2017 to June 2024 and CEO, Americas at Williams Lea Tag, when it operated under DHL’s ownership, from July 2015 to April 2017.

Baris Oran has served as Chief Financial Officer since August 2021. Mr. Oran joined XPO in May 2021 as Chief Financial Officer of XPO’s Logistics segment after having previously served as Chief Financial Officer of the Sabanci Group, one of Turkey’s largest publicly traded companies. Mr. Oran served as Chief Financial Officer of Sabanci from 2016 to 2021, prior to which he held other senior finance roles at the company. On August 4, 2025, GXO and Baris Oran mutually agreed that Mr. Oran will depart from his employment as Chief Financial Officer of GXO in March 2026. Mr. Oran will continue to serve as Chief Financial Officer until his departure or until such earlier date as his successor is appointed.

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

Corinna Refsgaard has served as Chief Human Resources Officer since April 2024. Prior to her time with GXO, Ms. Refsgaard served as Group Chief People and Culture Officer at ISS, one of the world’s leading workplace experience and facility management companies, from November 2018 to March 2024. Over the course of three decades, she has held global, regional and business unit HR roles at firms, including Kontron, Fujitsu Technology Solutions, EADS and Mercedes-Benz.

Bart Beeks has served as Chief Operating Officer of the company since January 2026. Mr. Beeks most recently served as chief operating officer of CEVA Logistics from June 2020 to June 2025. Prior to his role as chief operating officer, he served as Executive Vice President in Benelux and Senior Vice President of Operational Excellence at CEVA. Before his career in logistics, Mr. Beeks served as a Commanding Officer in the Dutch Special Forces.

Karen Bomber has served as Chief Commercial Officer of the company since January 2026. Prior to GXO, Ms. Bomber served as Chief Commercial Officer for ABB’s Energy Industries division from February 2023 to January 2026 and held leadership roles at Honeywell from June 2018 to January 2023, InVue Security Products from December 2012 to April 2018 and Tyco International from November 2011 to December 2012.

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

We depend on our ability to attract and retain qualified employees, including our executive officers and managers. In particular, we recently hired a new Chief Executive Officer, Chief Operating Officer and Chief Commercial Officer, which officer assumed the duties of our former Chief Revenue Officer, and have announced changes in our Chief Financial Officer and Chief Accounting Officer. If we are unable to attract, successfully onboard and retain such individuals, we may be unable to maintain our current competitive position within the industry, meet our customers’ expectations or successfully expand and grow our business.

Our ability to meet customer demands and expectations, especially during periods of peak volume, is substantially dependent on our ability to recruit and retain qualified temporary part-time and full-time workers. Increased demand for temporary workers, low unemployment or changes in federal or state minimum wage laws may increase the costs of temporary labor, and any such increases in labor costs could adversely affect our business, results of operations, cash flows and financial condition. In addition, macro-economic headwinds such as inflation and supply chain disruptions may increase the potential for labor shortages and heightened levels of employee turnover. Therefore, our inability to recruit a qualified temporary workforce may result in our inability to meet our customers’ performance targets.

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

On June 19, 2025, we announced that the UK Competition and Markets Authority (“CMA”) had cleared GXO’s acquisition of Wincanton plc (“Wincanton”) subject to the divestment of a small number of Wincanton grocery contracts in the UK, and that integration would be permitted with the vast majority of the Wincanton business once certain administrative conditions were met. Those conditions were met in the fall of 2025 and the integration of Wincanton into GXO has commenced. However, GXO has yet to divest of a small number of Wincanton grocery contracts as required by the CMA and we are unable to predict all the risks that could arise as a result of our divestment of these contracts or failure to achieve a successful divestment.

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

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service issues, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as LinkedIn, X, Facebook, Instagram and YouTube, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

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

Risks Related to the Use of Artificial Intelligence and Emerging Technologies.

We use, and intend on continuing to expand our use of, machine learning and artificial intelligence (“AI”) technologies to deliver our services and operate our business, including to optimize our operations, improve efficiency, and enhance customer solutions across our global logistics network. Our use of AI subjects us to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, cybersecurity, and regulatory compliance, among others, and deficiencies or failures of our AI systems could subject us to competitive harm, regulatory action, penalties, legal liability, or reputational harm. Compliance with existing and future laws and regulations governing AI could be significant, may increase our operating expenses, require changes to our systems or processes, and could materially limit our ability to incorporate certain AI capabilities into our operations. In addition, our reliance on data obtained from internal systems, customers, vendors, cloud providers, and other third parties increases the risk that flawed, incomplete, biased, or compromised data could negatively impact AI-driven outputs and decision-making. Despite measures we have implemented to manage these risks, our systems may remain vulnerable, and a failure to prevent, detect, or mitigate issues arising from the use of AI could result in operational disruptions, unauthorized access to or disclosure of confidential or proprietary information, litigation, regulatory enforcement actions, fines or penalties, increased costs, and reputational damage. Additionally, competitors or other third parties may incorporate AI, automation, robotics, or other emerging technologies into their operations more quickly or more successfully than we do, or develop superior solutions using such technologies, which could impair our ability to compete effectively. We are and plan on continuing to invest in emerging technologies, including humanoid robots, and such investments may not be successful, may not deliver the expected operational benefits, may require significant ongoing capital expenditures and operational changes, or may result in additional liabilities. It is not possible to predict all of the risks related to the use of AI and emerging technologies, and the occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations, and reputation.

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

Additionally, various jurisdictions, such as the State of California, the United Kingdom, and the European Union, have enacted legislation requiring certain companies to disclose climate-related financial risk as well as GHG emissions, and other non-financial information. The requirements differ across regulations, increasing the cost of compliance. We may incur additional expenses both in the management of disclosure as well as potential changes in company operations to comply with the regulations. Certain jurisdictions have enacted legislation requiring certain companies to look into their supply chain and more actively manage risk and disclose non-financial metrics such as GHG emissions and health and safety. Managing bespoke customer requests related to ESG regulation may also increase our expenses. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which could have the effect of delaying or preventing a change of control. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates become the holder of more than 15% of the corporation’s outstanding voting stock.

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

In February 2025, our board of directors authorized the repurchase by the Company of up to $500 million of our common stock. The share repurchase plan permits repurchases of our common stock to be made from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. As a result, there can be no guarantee regarding the timing or volume of our share repurchases. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. The repurchase program may be suspended or discontinued at any time and, even if fully implemented, may not enhance long-term shareholder value. As of December 31, 2025, the remaining authorization under the Repurchase Plan was $300 million.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe that cybersecurity is fundamental to how we operate and, as such, we place significant focus on defining and managing our cybersecurity risk. With the ever-changing cybersecurity landscape and continual emergence of new threats, our Board of Directors, Audit Committee and senior management team ensure that significant resources are devoted to cybersecurity risk management and the technologies, processes and people that support it. We have an Enterprise Risk Management Committee, comprising senior leaders from key functions, and a Cybersecurity Risk Committee which utilize the National Institute of Standards and Technology (“NIST”) framework to ensure that these risks are clearly and effectively categorized and treated.

We utilize comprehensive and widespread information sources and services (including third-party threat intelligence) to understand the threat landscape faced by the Company and design our protective controls accordingly using a defense-in-depth approach. The layers of these defenses are aligned to the NIST framework; Govern, Identify, Protect, Detect, Respond and Recover. The Enterprise Risk Management Committee and Cybersecurity Risk Management Committee meet regularly to consider any change to risk levels and ensure that the Company’s cybersecurity controls remain commensurate with those risk levels. These controls and their performance are constantly evaluated and evolved to ensure that the Company remains well protected against any new threats.

The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our cybersecurity program and reporting on related matters to our Board of Directors. The CISO has over two decades of cyber security experience in a variety of industries including banking, aerospace, manufacturing and defense. A decade of this experience has been in senior leadership roles. The CISO leads a global team of highly trained experts covering all major cybersecurity functions including Technical Engineering and Architecture, Governance, Risk and Compliance, Security Operations and Incident Response, Threat and Vulnerability Management and Security Awareness. The technologies, policies and processes associated with these functions are tested by third parties at least annually to ensure continued effectiveness and identify any opportunities for improvement. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors and intellectual property.

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

Our Audit Committee and our Board of Directors actively participate in discussions with management and among themselves regarding cybersecurity risks. In addition, our Board receives regular cybersecurity reports, which include a review of key performance and risk indicators, test results and related remediation, and recent threats and how the Company is managing those threats.

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

Item 2. Properties.

Our corporate headquarters is located in Greenwich, Connecticut.

As of December 31, 2025, we operated 1,043 facilities, including our corporate and administrative offices. Of these, 479 facilities were owned or leased by our customers. Overall, we occupied approximately 221 million square feet across our locations.

	Facilities				Square Footage
Locations	Leased Facilities	Owned Facilities	Customer Facilities(1)	Total	Leased Facilities	Owned Facilities	Customer Facilities(1)	Total
					(in millions)
United Kingdom	191	3	189	383	22	1	38	61
United States	155	—	170	325	45	—	37	82
Europe (2)	180	—	102	282	42	—	30	72
Other (3)	35	—	18	53	4	—	2	6
Total	561	3	479	1,043	113	1	107	221
(1) Locations owned or leased by our customers.
(2) Europe exclusive of the United Kingdom.
(3) Locations are in Asia, Canada and Latin America.

Item 3. Legal Proceedings.

See Item 8 of Part II, “Financial Statements and Supplementary Data” — Note 18. “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “GXO.” On February 20, 2026, there were approximately 58 record holders of our common stock.

We have never declared or paid cash dividends on our common stock. Any determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

Issuer Purchases of Equity Securities

On February 18, 2025, our Board of Directors approved the repurchase of up to $500 million of GXO’s common stock (the “Repurchase Plan”). The Repurchase Plan allows shares of common stock to be repurchased from time to time in management’s discretion, through various methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or otherwise. The Repurchase Plan does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. As of December 31, 2025, $300 million remained available for repurchases under the plan. No shares were repurchased during the fourth quarter of 2025.

Stock Performance Graph

GXO became a standalone publicly traded company on August 2, 2021. The following graph sets forth the cumulative total stockholder return to GXO’s stockholders for the period beginning August 2, 2021, through December 31, 2025, as well as the corresponding returns on the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index.

The stock performance assumes $100.00 was invested on August 2, 2021, in our common stock, the S&P 400 MidCap Index, the S&P 500 Technology Index and the S&P 500 Transportation Index, including reinvestment of dividends through December 31, 2025.

	8/2/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
GXO	$100.00	$144.01	$67.69	$96.97	$68.97	$83.46
S&P 400 MidCap Index	100.00	105.57	90.28	103.33	115.93	122.78
S&P 500 Technology Index	100.00	113.85	80.94	126.59	171.76	211.80
S&P 500 Transportation Index	100.00	110.27	88.61	97.57	96.16	106.28

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

Also, the following discussion and analysis of our financial condition and results of operations generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 financial condition and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report and can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The most dramatic growth in demand in recent years has been in e-commerce and related sectors, including omnichannel retail and other direct-to-consumer channels. We expect to attract new customers and expand the services we provide to existing customers through new projects; thus earning more of their logistics spending. We use technology to manage advanced automation, labor productivity, sustainability, safety and the complex flow of goods within sophisticated warehouse environments.

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

Acquisition

In April 2024, the Company completed the acquisition of Wincanton plc (now “Wincanton Limited”), a U.K. logistics provider specializing in both warehousing and transportation solutions (“the Wincanton Acquisition”). The Wincanton Acquisition was subject to review by the U.K. Competition and Markets Authority (the “CMA”). In June 2025, the CMA approved the Wincanton Acquisition, subject to the divestment of certain grocery contracts in the U.K. We expect to complete the Wincanton Divestment in 2026.

Due to the acquisition of Wincanton in 2024, comparisons in our results of operations between 2025 and 2024 are less meaningful. For additional information regarding our acquisitions, see Note 5. “Acquisition and Divestiture” to the Consolidated Financial Statements.

Results of Operations

	Year Ended December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Revenue	$13,178	$11,709	$1,469	13%
Direct operating expense	11,190	9,853	1,337	14%
Selling, general and administrative expense	1,106	1,061	45	4%
Depreciation and amortization expense	457	415	42	10%
Transaction and integration costs	54	76	(22)	(29)%
Restructuring costs and other	27	25	2	8%
Regulatory matter and litigation expense	65	59	6	10%
Net loss on divestiture of business	34	2	32	n/m
Operating income	245	218	27	12%
Other income (expense), net	(8)	31	(39)	n/m
Interest expense, net	(133)	(103)	(30)	29%
Income before income taxes	104	146	(42)	(29)%
Income tax expense	(68)	(8)	(60)	n/m
Net income	$36	$138	$(102)	(74)%
n/m - not meaningful

Revenue for 2025 increased by 13%, or $1.5 billion, to $13.2 billion, up from $11.7 billion in 2024. The increase primarily reflects $655 million from the Wincanton Acquisition and growth in our business from new contract implementations and pricing. Favorable foreign currency movements increased revenue by $352 million in 2025.

Direct operating expense comprises both fixed and variable costs and include operating expenses related to our warehouse operations, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses. Direct operating expense for 2025 increased by 14%, or $1.3 billion, to $11.2 billion, up from $9.9 billion in 2024. The increase primarily reflects $595 million from the Wincanton Acquisition and higher personnel and temporary labor costs driven by business growth. As a percentage of revenue, direct operating expense was 84.9% in 2025 and 84.1% in 2024.

Selling, general and administrative expense (“SG&A”) primarily consists of salary and benefit costs for executive and certain administrative functions, professional fees, bad-debt expense and legal costs. SG&A for 2025 increased by 4%, or $45 million, to $1,106 million, up from $1,061 million in 2024. The increase was primarily driven by the Wincanton Acquisition and higher personnel costs.

Depreciation and amortization expense for 2025 increased by $42 million, to $457 million, up from $415 million in 2024. Amortization expense totaled $119 million and $108 million in 2025 and 2024, respectively. Depreciation and amortization expense increased primarily due to the Wincanton Acquisition.

Transaction and integration costs totaled $54 million in 2025, compared with $76 million in 2024. Transaction and integration costs in 2025 primarily included $48 million related to the Wincanton Acquisition. Transaction and integration costs in 2024 primarily included $61 million related to the Wincanton Acquisition and $8 million for the PFSweb, Inc. integration.

We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These costs are primarily related to severance, including projects to optimize human resources, finance and information technology activities, and are not associated with customer attrition. Restructuring costs and other were $27 million for 2025, compared with $25 million for 2024. Restructuring costs and other in 2025 consisted of severance paid to exiting individuals from the Company’s leadership team and severance paid as part of an initiative to optimize corporate expenses. Restructuring costs and other for 2024 related to a restructuring plan designed to centralize certain finance, human resource and IT functions from regional teams.

Regulatory matter and litigation expense totaled $65 million in 2025, compared with $59 million in 2024. In 2025, we recorded $65 million of expense related to a regulatory matter regarding the deductibility of value-added tax payments we made to certain third-party service providers, which were challenged by the Italian authorities. In 2024, we recorded $59 million of litigation expense related to a settlement agreement with one of our customers.

Net loss on divestiture of business in 2025 and 2024 was $34 million and $2 million, respectively. In 2025, net loss on divestiture of business was primarily due to the write-down of certain grocery contract assets planned to be divested in 2026 as required under the CMA approval we received in 2025.

Other income (expense), net decreased from income to expense, primarily due to foreign currency loss on foreign currency contracts.

Other income (expense), net was as follows:

	Year Ended December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net periodic pension income	$19	$21	$(2)	(10)%
Foreign currency gain (loss):
Realized loss on foreign currency contracts	(12)	(5)	(7)	n/m
Unrealized gain (loss) on foreign currency contracts	(7)	11	(18)	n/m
Foreign currency transaction and remeasurement loss, net of intercompany foreign currency contracts	(4)	(3)	(1)	33%
Total foreign currency gain (loss)	(23)	3	(26)	n/m
Other	(4)	7	(11)	n/m
Other income (expense), net	$(8)	$31	$(39)	n/m
n/m - not meaningful

Interest expense, net increased due to the debt incurred for the Wincanton Acquisition. Interest expense, net was as follows:

	Year Ended December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Debt and capital leases	$175	$148	$27	18%
Cross-currency swaps	(35)	(39)	4	(10)%
Interest income	(7)	(6)	(1)	17%
Interest expense, net	$133	$103	$30	29%

Income before income taxes for 2025 decreased by $42 million, to $104 million, compared with $146 million in 2024. The decrease was mainly driven by increased Other expense, net and Interest expense, net, partially offset by increased Operating income in 2025.

Income before income taxes for our domestic operations was $11 million for 2025, compared with an $88 million loss in 2024. In 2024, our transaction and integration costs were higher, and we reached a settlement agreement with one of our domestic customers, resulting in a $59 million expense.

Income before income taxes for our foreign operations was $93 million for 2025, compared with $234 million in 2024. In 2025, we incurred a $65 million expense related to the settlement of a foreign regulatory matter and recorded a $34 million loss primarily due to a write-down loss on the divestment of certain grocery contracts.

Income tax expense was $68 million in 2025, compared with $8 million in 2024. Our effective tax rate was 65.4% in 2025 and 5.6% in 2024. The change in the Company’s effective tax rate was primarily driven by non-deductible regulatory matter and transaction costs in 2025 and the release of a valuation allowance in France in 2024.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. While the Company expects to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where the Company expects Pillar Two taxes to apply. The income tax provision for the year ended December 31, 2025, includes the effects of Pillar Two taxes. This did not have a material impact on our fiscal 2024 or 2025 tax provision, and the Company continues to monitor Pillar Two developments, including the impact of the Side-by-Side Package published by the OECD on January 5, 2026, as it relates to the interplay between the U.S. international tax system and Pillar Two for U.S. headquartered companies.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation includes reinstatement of favorable tax treatment for certain business provisions, including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and revisions to the business interest expense limitations. The impact of OBBBA was limited to our current and deferred provision and did not have a material impact on the Company’s income tax expenses for the year ended December 31, 2025.

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

As of December 31, 2025, we held cash and cash equivalents of $854 million and restricted cash of $3 million, and we have $794 million of borrowing capacity available, net of letters of credit under our revolving credit facility.

On February 18, 2025, our board of directors authorized and announced the repurchase of up to $500 million (the “Repurchase Plan”) of our common stock. The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We expect to fund any remaining repurchases with existing cash on hand, borrowings on our revolving credit facility, and/or other financing sources. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. As of December 31, 2025, the remaining authorization under the Repurchase Plan was $300 million.

We believe that our cash and cash equivalents on hand, cash flows generated by our operations, borrowings available under our revolving credit facility, the use of our factoring programs, and refinancing options available to us in the capital markets, will provide sufficient liquidity to operate our business and meet our obligations for at least the next twelve months and for the foreseeable future thereafter.

For additional information regarding our cash requirements from contractual obligations, indebtedness and lease obligations, and legal matters, see “Contractual Obligations” below.

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

Financial Condition

The following table summarizes our asset and liability balances as of December 31, 2025 and 2024:

	December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Current assets	$3,288	$2,641	$647	24%
Long-term assets	8,974	8,625	349	4%
Current liabilities	3,875	3,189	686	22%
Long-term liabilities	5,372	5,042	330	7%

Current assets increased mainly due to higher cash balances from the issuance of long-term debt and increased accounts receivable, net of factoring. Current liabilities increased primarily due to accrued expenses and the current portion of our long-term debt. Additionally, both assets and liabilities increased due to foreign currency translation, specifically the strengthening of the British pound sterling and the Euro against the U.S. dollar compared to December 31, 2024.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, were summarized as follows:

	Year Ended December 31,
(In millions, except percentages)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$434	$549	$(115)	(21)%
Net cash used in investing activities	(196)	(1,157)	961	(83)%
Net cash provided by financing activities	111	636	(525)	(83)%
Effect of exchange rates on cash and cash equivalents	23	(13)	36	n/m
Net increase in cash, restricted cash and cash equivalents	$372	$15	$357	n/m
n/m - not meaningful

Operating Activities

Cash flows from operating activities decreased by $115 million in 2025 compared to 2024. The decrease was due to lower net income adjusted for the net effect of non-cash items and increased working capital consumption in 2025.

Investing Activities

Investing activities used $196 million of cash in 2025 compared with $1.2 billion in 2024. In 2025, we used $324 million to purchase property and equipment, paid $24 million to settle net investment hedges, and received $149 million from the sale of property and equipment. In 2024, we used $863 million, net of cash received, to fund the Wincanton Acquisition, used $359 million to purchase property and equipment, received $61 million from the sale of property and equipment, and received $4 million from the settlement of net investment hedges.

Financing Activities

Financing activities generated $111 million of cash in 2025 compared with $636 million in 2024. In 2025, we received $577 million in proceeds from the issuance of long-term debt, used $200 million to repurchase shares of our common stock under the stock repurchase plan, used $180 million to repay debt, used $50 million to repay finance lease obligations, used $25 million to repay revolving credit facilities, used $9 million to pay employee taxes on net settlement of equity awards, and used $2 million to pay debt issuance costs. In 2024, we received $1.1 billion in proceeds from the issuance of long-term debt, used $286 million to repay debt, used $122 million to repay revolving credit facilities, used $45 million to repay finance lease obligations, used $9 million to pay debt issuance costs, and used $8 million to pay employee taxes on net settlement of equity awards.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2025, our outstanding obligations included $2.8 billion in operating leases, $326 million in finance leases, and $2.8 billion in long-term debt, including the current portion. In addition, we have obligations under agreements to purchase goods or services entered into during the ordinary course of business, which are enforceable and legally binding.

For additional information regarding our cash requirements for operating and finance leases, indebtedness, and commitments and contingencies, see Note 9. “Leases,” Note 10. “Debt and Financing Arrangements,” and Note 18. “Commitments and Contingencies” to the Consolidated Financial Statements.

Guaranteed Securities: Summarized Financial Information

The following information is provided to comply with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended for the €500 million 3.750% notes due 2030 issued by GXO Logistics Capital B.V. (“GXO Capital”), a subsidiary of the Company incorporated under the laws of the Netherlands. GXO Capital was incorporated on October 15, 2025.

The €500 million 3.750% notes due 2030 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by GXO Logistics, Inc. (“GXO”). The €500 million 3.750% notes due 2030 are not guaranteed by any of GXO’s or GXO Capital’s subsidiaries (all GXO subsidiaries other than GXO Capital are referred to herein as "non-guarantor subsidiaries"). Holders of the €500 million 3.750% notes due 2030 will have a direct claim only against GXO Capital, as issuer, and GXO, as guarantor.

The following tables set forth the summarized financial information as of and for the years ended December 31, 2025 and 2024 of GXO, and as of and for the period ended December 31, 2025, of GXO Capital, on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted on the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between GXO and GXO Capital. This summarized financial information is not intended to present the financial position or results of operations of GXO or GXO Capital in accordance with U.S. generally accepted accounting principles (“GAAP”).

For additional information, see “Note 10. Debt and Financing Arrangements” to the Consolidated Financial Statements.

GXO
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

	Year Ended December 31,
(In millions)	2025	2024
Revenue	$—	$—
Costs and expenses	32	53
Operating loss	(32)	(53)
Dividend income and other income from non-guarantor subsidiaries	133	137
Other income (expense), net	(15)	4
Interest expense, net	(94)	(72)
Income tax benefit	21	13
Net income attributable to GXO standalone	$13	$29

GXO
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

	December 31,
(In millions)	2025	2024
Current assets	$519	$107
Investments in non-guarantor subsidiaries	2,361	3,819
Notes receivable from non-guarantor subsidiaries	860	1
Other noncurrent assets	81	56
Total assets	$3,821	$3,983

Accounts payable to non-guarantor subsidiaries	$384	$268
Current debt	400	50
Other current liabilities	93	59
Long-term debt	1,758	2,278
Notes payable to non-guarantor subsidiaries	210	127
Other noncurrent liabilities	167	5
Total liabilities	$3,012	$2,787

GXO Capital
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

Year Ended
(In millions)	December 31, 2025
Revenue	$—
Costs and expenses	—
Operating income	—
Interest expense, net	(2)
Income tax (expense) benefit	—
Loss attributable to GXO Capital standalone	$(2)

GXO Capital
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

December 31,
(In millions)	2025
Current assets	$3
Investments in non-guarantor subsidiaries	2,350
Other noncurrent assets	1
Total assets	$2,354

Current liabilities	$6
Long-term debt	580
Total liabilities	$586

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

Our estimates of fair value are based upon reasonable assumptions but are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. For additional information, see Note 5. “Acquisition and Divestiture” to the Consolidated Financial Statements.

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

Employee Benefit Plans

We sponsor various retirement plans, with the most significant plans held in the U.K. (the “U.K. Retirement Plans”). Assumptions used in the accounting for these employee benefit plans include the discount rate and expected return on plan assets. Assumptions are determined based on company data and appropriate market indicators and are evaluated each year at December 31. The December 31, 2025 pension funded status and 2026 expense are affected by year-end 2025 assumptions. A change in any of these assumptions would have an effect on the net periodic pension cost reported in the Consolidated Financial Statements.

Sensitivity Analysis. The discount rate is determined based on the yield on a portfolio of high-quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. A 50-basis-point decrease in the discount rate of the U.K. Retirement Plans would have resulted in an estimated increase in the accumulated benefit obligation of approximately $94 million in 2025. The expected return on plan assets assumption is derived from the current and expected asset allocation of the pension plan assets, and it considers historical and expected returns for various classes of plan assets. An increase or decrease of 50 basis points in the expected return on plan assets for the U.K. Retirement Plans would have decreased or increased our net periodic pension cost by approximately $9 million in 2026. For additional information, see Note 15. “Employee Benefit Plans” to the Consolidated Financial Statements.

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

Interest Rate Risk

As of December 31, 2025, our long-term debt included $2.5 billion in fixed-rate notes and $275 million in a Secured Overnight Financing Rate (SOFR)-based variable-rate term loan, excluding finance leases and other debt. A hypothetical 1% increase in SOFR as of December 31, 2025, would have increased our interest expense by approximately $3 million.

Foreign Currency Exchange Rate Risk

A significant proportion of our net assets and income is in non-USD currencies. These are mainly the British pound sterling (“GBP”) and the Euro (“EUR”). We are exposed to currency risk from changes in the value of these currencies. Our foreign currency-denominated assets, liabilities, and cash flows are affected by such changes. If the EUR or GBP depreciates against the USD, it could adversely impact our financial results.

We entered into cross-currency swap agreements to manage our foreign currency exchange risk by effectively converting a portion of the fixed-rate USD-denominated debt, including interest payments, into fixed-rate EUR-denominated debt and a portion of the floating-rate USD-denominated loan, including interest payments, into floating-rate EUR-denominated debt.

We use foreign currency options contracts to mitigate the risk of a reduction in the value of earnings from our operations that use the EUR or GBP as their functional currency.

As of December 31, 2025, a uniform 10% strengthening in the USD relative to the EUR and GBP would have decreased our net assets by $29 million and $96 million, respectively, net of foreign currency hedging. These theoretical calculations assume an instantaneous, parallel shift in the GBP and EUR rates.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of GXO Logistics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sufficiency of audit evidence over revenue from contracts with customers

As discussed in Notes 2 and 3 to the consolidated financial statements, revenue is recognized over the period in which services are provided under the terms of the Company’s contractual relationship with its customers. For the year ended December 31, 2025, the Company reported $13.2 billion of revenue.

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
New York, New York
February 25, 2026

GXO Logistics, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024	2023
Revenue	$13,178	$11,709	$9,778
Direct operating expense	11,190	9,853	8,035
Selling, general and administrative expense	1,106	1,061	998
Depreciation and amortization expense	457	415	361
Transaction and integration costs	54	76	34
Restructuring costs and other	27	25	25
Regulatory matter and litigation expense	65	59	—
Net loss on divestiture of business	34	2	7
Operating income	245	218	318
Other income (expense), net	(8)	31	1
Interest expense, net	(133)	(103)	(53)
Income before income taxes	104	146	266
Income tax expense	(68)	(8)	(33)
Net income	36	138	233
Net income attributable to Noncontrolling Interests (“NCI”)	(4)	(4)	(4)
Net income attributable to GXO	$32	$134	$229

Earnings per share
Basic	$0.28	$1.12	$1.93
Diluted	$0.28	$1.12	$1.92

Weighted-average shares outstanding used in computation of earnings per share
Basic	115,677	119,413	118,908
Diluted	116,303	119,798	119,490

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income	$36	$138	$233
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	147	(34)	19
Cash flow hedges	(3)	(1)	(2)
Fair value hedges	(1)	—	—
Pension plans	(31)	(42)	(1)
Other comprehensive income (loss), net of tax	112	(77)	16
Comprehensive income, net of tax	148	61	249
Less: Comprehensive income attributable to NCI	4	1	5
Comprehensive income attributable to GXO	$144	$60	$244

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$854	$413
Accounts receivable, net of allowance of $15 and $15	2,028	1,799
Other current assets	406	429
Total current assets	3,288	2,641
Long-term assets
Property and equipment, net of accumulated depreciation of $2,126 and $1,732	1,151	1,160
Operating lease assets	2,563	2,329
Goodwill	3,781	3,549
Intangible assets, net of accumulated amortization of $781 and $618	909	986
Other long-term assets	570	601
Total long-term assets	8,974	8,625
Total assets	$12,262	$11,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$758	$776
Accrued expenses	1,492	1,271
Current debt	446	110
Current operating lease liabilities	745	647
Other current liabilities	434	385
Total current liabilities	3,875	3,189
Long-term liabilities
Long-term debt	2,619	2,521
Long-term operating lease liabilities	2,044	1,898
Other long-term liabilities	709	623
Total long-term liabilities	5,372	5,042
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 119,868 and 119,496 shares issued and 114,512 and 119,496 shares outstanding, respectively	1	1
Treasury stock, at cost; 5,356 and 0 shares, respectively	(202)	—
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,667	2,629
Retained earnings	718	686
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(201)	(313)
Total stockholders’ equity before NCI	2,983	3,003
NCI	32	32
Total equity	3,015	3,035
Total liabilities and equity	$12,262	$11,266

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$36	$138	$233
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	457	415	361
Goodwill and intangibles write-down loss held for sale	25	—	—
Stock-based compensation expense	47	39	35
Deferred tax benefit	(29)	(38)	(41)
Other	10	1	23
Changes in operating assets and liabilities
Accounts receivable	(88)	118	(17)
Other assets	21	(54)	28
Accounts payable	(61)	23	(3)
Accrued expenses and other liabilities	16	(93)	(61)
Net cash provided by operating activities	434	549	558
Cash flows from investing activities:
Capital expenditures	(324)	(359)	(274)
Proceeds from sale of property and equipment	149	61	18
Acquisition of business, net of cash acquired	—	(863)	(149)
Net investment hedges settlement	(24)	4	(3)
Other	3	—	(2)
Net cash used in investing activities	(196)	(1,157)	(410)
Cash flows from financing activities:
Common stock repurchased	(200)	—	—
Proceeds from long-term debt, net of issuance discount	577	1,096	—
Payments for debt issue costs	(2)	(9)	—
Net borrowings under revolving credit facilities	(25)	(122)	(18)
Repayments of debt	(180)	(286)	(122)
Repayments of finance lease obligations	(50)	(45)	(29)
Taxes paid related to net share settlement of equity awards	(9)	(8)	(12)
Other	—	10	(5)
Net cash provided by (used in) financing activities	111	636	(186)
Effect of exchange rates on cash and cash equivalents	23	(13)	13
Net increase (decrease) in cash, restricted cash and cash equivalents	372	15	(25)
Cash, restricted cash and cash equivalents, beginning of year	485	470	495
Cash, restricted cash and cash equivalents, end of year	$857	$485	$470

Reconciliation of cash, restricted cash and cash equivalents
Cash and cash equivalents	$854	$413	$468
Restricted Cash (included in Other current assets)	2	—	—
Restricted cash (included in Other long-term assets)	1	72	2
Total cash, restricted cash and cash equivalents	$857	$485	$470

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest, net	$128	$97	$57
Cash paid for income taxes, net	59	43	84
Noncash financing activities:
Excise tax liability related to stock repurchases	2	—	—

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Consolidated Statements of Changes in Equity

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury stock
December 31, 2022	118,728	$1	$—	$2,575	$323	$(254)	$2,645	$33	$2,678
Net income	—	—	—	—	229	—	229	4	233
Other comprehensive income	—	—	—	—	—	15	15	1	16
Stock-based compensation	—	—	—	35	—	—	35	—	35
Vesting of stock compensation awards	555	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(226)	—	—	(12)	—	—	(12)	—	(12)
Dividends to NCI	—	—	—	—	—	—	—	(4)	(4)
December 31, 2023	119,057	$1	$—	$2,598	$552	$(239)	$2,912	$34	$2,946
Net income	—	—	—	—	134	—	134	4	138
Other comprehensive loss	—	—	—	—	—	(74)	(74)	(3)	(77)
Stock-based compensation	—	—	—	39	—	—	39	—	39
Vesting of stock compensation awards	607	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock compensation awards	(168)	—	—	(8)	—	—	(8)	—	(8)
Dividends to NCI	—	—	—	—	—	—	—	(3)	(3)
December 31, 2024	119,496	$1	$—	$2,629	$686	$(313)	$3,003	$32	$3,035
Net income (loss)	—	—	—	—	32	—	32	4	36
Other comprehensive income	—	—	—	—	—	112	112	—	112
Stock-based compensation	—	—	—	47	—	—	47	—	47
Vesting of stock compensation awards	587	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(215)	—	—	(9)	—	—	(9)	—	(9)
Common stock repurchased	(5,356)	—	(202)	—	—	—	(202)	—	(202)
Dividends to NCI	—	—	—	—	—	—	—	(4)	(4)
December 31, 2025	114,512	$1	$(202)	$2,667	$718	$(201)	$2,983	$32	$3,015

See accompanying Notes to the Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Consolidated Financial Statements

1. Organization

Nature of Operations

GXO Logistics, Inc., together with its subsidiaries (“GXO” or the “Company”), is the largest pure-play contract logistics provider in the world. The Company provides its customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics, and other supply chain services differentiated by its ability to deliver technology-enabled, customized solutions at scale. GXO serves a broad range of customers across various industries, such as e-commerce, omnichannel retail, technology and consumer electronics, food and beverage, industrial and manufacturing, and consumer packaged goods, among others. The Company presents its operations in the Consolidated Financial Statements as one reportable segment.

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of estimates, judgments and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The Company bases its estimates and judgments on historical information and on various other assumptions that it believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, loss contingencies, defined benefit plans, valuation of long-lived assets including goodwill and intangible assets and their associated estimated useful lives, collectability of accounts receivable and the fair value of financial instruments. Actual results may vary from those estimates.

Significant Accounting Policies

Cash, Restricted Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. Restricted cash relates to deposits in connection with the ordinary conduct of business. Restricted cash is recorded in Other current assets and Other long-term assets on the Consolidated Balance Sheets.

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

The roll forward of the allowance for doubtful accounts was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$15	$11	$12
Provisions charged to expense	5	16	10
Write-offs, less recoveries, and foreign exchange translation	(5)	(12)	(11)
Ending balance	$15	$15	$11

Property and Equipment

Property and equipment, which includes assets recorded under finance leases, are stated at cost less accumulated depreciation or, in the case of property and equipment acquired in a business combination, at fair value at the date of acquisition. Maintenance and repair expenditures are charged to expenses as incurred.

For internally developed computer software, all costs incurred during the planning and evaluation stages are expensed as incurred. Software development costs are capitalized once the preliminary project stage is complete, and it is probable that the project will be completed and the software will be used to perform the intended function.

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

Leases

The Company has entered into noncancelable operating and finance leases primarily for real estate and warehouse equipment. The Company determines whether an arrangement is a lease at inception and, if so, whether that lease meets the classification criteria for a finance or an operating lease at the commencement date.

For leases with terms greater than 12 months, the Company recognizes lease assets and lease liabilities at lease commencement based on the present value of lease payments over the lease term. For most of the Company’s leases, the implicit rate cannot be readily determined and, as a result, the Company uses the incremental borrowing rates at the commencement date to determine the present value of future lease payments.

For leases that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), the Company generally includes both the lease costs and non-lease costs as a single lease component in the measurement of the lease asset and lease liability. Certain lease agreements include rental payments based on changes in the consumer price index (“CPI”) or fair market value. Lease liabilities are not remeasured due to changes in the CPI or fair market value; instead, such changes are treated as variable costs and are excluded from the measurement of the right-of-use asset and lease liability. These payments are recognized in the period in which the related obligation is incurred.

Lease agreements may include rent escalation clauses, renewal or termination options, rent holidays, and certain landlord incentives, such as tenant improvement allowances. Lease expense is recognized on a straight-line basis over the noncancelable lease term and renewal periods that are considered reasonably certain. Incentives received from a landlord are included as a reduction to the lease asset and are included within operating activities on the Consolidated Statement of Cash Flows.

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

For assets held for sale, to the extent the carrying amount is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference.

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

Derivative Instruments

The Company records all its derivative financial instruments on the Consolidated Balance Sheets as assets or liabilities measured at fair value. For derivatives designated as a hedge, and effective as part of a hedge transaction, the effective portion of the gain or loss on the hedging derivative instrument is reported as a component of other comprehensive income or as a basis adjustment to the underlying hedged item and reclassified to earnings in the year in which the hedged item affects earnings. The effective portion of the gain or loss on hedges of foreign net investments is generally not reclassified to earnings unless the net investment is disposed. To the extent derivatives do not qualify or are not designated as hedges, or are ineffective, their changes in fair value are recorded in earnings immediately, which may subject the Company to increased earnings volatility.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the equity instrument’s grant date fair value. Stock compensation expense is recognized over the requisite service period of the award, based on the grant date fair value, which is generally the vesting term. For grants of stock options, the Company determines the fair value based on the Black-Scholes option-pricing model. For grants of restricted stock units (“RSU”) subject to service-based vesting conditions, the Company establishes the fair value based on the market price on the date of the grant. For grants of awards subject to both market-based and performance-based vesting conditions (“PSU”), the Company determines the fair value based on a Monte Carlo simulation model. The Company accounts for forfeitures as they occur.

Earnings per Share

Basic earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that were outstanding. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards when the effect of the potential exercise would be anti-dilutive. Anti-dilutive shares were immaterial for the years ended December 31, 2025, 2024 and 2023.

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

The Company determines the net periodic benefit cost of the plans using assumptions regarding the projected benefit obligation and the fair value of the plan assets as of the beginning of the year. Net periodic benefit cost is recorded in Other income, net in the Consolidated Statement of Operations. The Company calculates the funded status of the defined benefit plan as the difference between the projected benefit obligation and the fair value of the plan assets.

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

Adoption of New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for expanded disclosures primarily related to income taxes paid and the rate reconciliation. The amendments are effective prospectively for annual periods beginning after December 15, 2024. The ASU 2023-09 did not have a material impact on the Company’s results of operations, financial position or cash flows, other than additional disclosure requirements. The Company has retrospectively adopted and presented comparative periods in conformity with the new standard. See Note 17. “Income Taxes.”

Accounting Pronouncements Issued But Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when certain capitalization criteria are met. The ASU also supersedes guidance on website development costs. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this standard on its results of operations, financial position or cash flows, and the impact of adopting this standard on its disclosures.

3. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
United Kingdom	$6,296	$5,248	$3,664
United States	3,158	3,087	2,909
Netherlands	1,035	922	831
France	822	809	830
Spain	651	571	529
Italy	405	391	382
Other	811	681	633
Total	$13,178	$11,709	$9,778

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry. Revenue disaggregated by industry was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Omnichannel retail	$6,406	$5,360	$4,100
Technology and consumer electronics	1,644	1,541	1,467
Industrial and manufacturing	1,529	1,339	1,078
Food and beverage	1,381	1,331	1,331
Consumer packaged goods	1,258	1,259	1,027
Other	960	879	775
Total	$13,178	$11,709	$9,778

Contract Balances

The contract asset and contract liability balances from contracts with customers were as follows:

	December 31,
(In millions)	2025	2024
Contract assets and contract costs included in:
Other current assets	$36	$37
Other long-term assets	235	196
Total contract assets	$271	$233
Contract liabilities included in:
Other current liabilities	$279	$272
Other long-term liabilities	101	128
Total contract liabilities	$380	$400

Revenue recognized included the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Amounts included in the beginning of year contract liability balance	$272	$208	$122

4. Segment Information

The Company is organized geographically into three operating segments: i) Americas and Asia-Pacific, ii) United Kingdom and Ireland, and iii) Continental Europe. The Company’s reporting unit results are regularly provided to the chief operating decision maker (“CODM”). The CODM is our Chief Executive Officer, who assesses the Company’s performance and allocates resources.

The CODM evaluates the Company’s performance and allocates resources primarily based on adjusted earnings before interest, taxes, depreciation and amortization, adjusted for transaction and integration costs, restructuring costs and other, regulatory matter and litigation expense, net loss on divestiture of business, and unrealized gain/loss on foreign currency contracts (“Adjusted EBITDA”). The CODM uses Adjusted EBITDA to communicate performance targets to the segment managers, allocate resources to the segments, and to monitor segment performance. Additionally, the CODM considers the performance of this measure against planned and forecasted amounts to make investing and resource allocation decisions. The actual results are used in assessing performance of the Company and in establishing management’s compensation.

For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.

The Company’s segment results were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Revenue	$13,178	$11,709	$9,778
Direct operating expense	11,190	9,853	8,035
Selling, general and administrative expense(1)	1,029	996	931
Other (income) expense, net(2)(4)	1	(20)	4
Segment Adjusted EBITDA	$958	$880	$808
Less:
Corporate expenses(3)	77	65	67
Depreciation expense	338	307	290
Amortization of intangible assets acquired	119	108	71
Transaction and integration costs	54	76	34
Restructuring costs and other	27	25	25
Regulatory matter and litigation expense	65	59	—
Net loss on divestiture of business	34	2	7
Unrealized (gain) loss on foreign currency contracts(4)	7	(11)	(5)
Interest expense, net	133	103	53
Income before income taxes	104	146	266
Income tax expense	(68)	(8)	(33)
Net income	$36	$138	$233
(1) Excludes unallocated corporate expenses.
(2) Other (income) expense, net excluding unrealized (gain) loss on foreign currency contracts.
(3) Corporate expenses include unallocated costs related to corporate functions such as salaries and benefits, rent, and professional fees which are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
(4) Included in Other income/expense, net in the Consolidated Statements of Operations.

Long-lived assets geographic information

The Company’s long-lived assets for this disclosure are defined as Property and equipment, net of accumulated depreciation, plus operating lease assets. The Company’s long-lived assets by geographic region were as follows:

	December 31,
(In millions)	2025	2024
United States	$1,278	$1,498
Europe(1)	1,198	939
United Kingdom	1,190	1,006
Other(2)	48	46
Total	$3,714	$3,489
(1) Europe exclusive of the United Kingdom.
(2) Includes Asia, Latin America and Canada.

5. Acquisition and Divestiture

On April 29, 2024, the Company completed the acquisition of Wincanton plc (now “Wincanton Limited”) for a total consideration of £762 million ($958 million as of the acquisition date) (the “Wincanton Acquisition”). The Wincanton Acquisition was subject to review by the U.K. Competition and Markets Authority (the “CMA”).

On June 19, 2025, the CMA approved the Wincanton Acquisition, subject to the divestment of certain grocery contracts in the U.K. (the “Wincanton Divestment”). In the fourth quarter of 2025, the Company met the held-for-sale criteria for the anticipated Wincanton Divestment and recorded a $37 million write-down loss, including $4 million of goodwill, $21 million of customer relationships, and $12 million fair value adjustment. Assets and liabilities held for sale were not material and are included in Other current assets and Other current liabilities, respectively, in the Consolidated Balance Sheets. The Company expects to complete the Wincanton Divestment in 2026.

In connection with the Wincanton Acquisition, the Company incurred transaction costs of $48 million and $61 million for the years ended December 31, 2025 and 2024, respectively, which were included in Transaction and integration costs in the Consolidated Statements of Operations.

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

6. Goodwill

The following tables present the changes in goodwill for the years ended December 31, 2025 and 2024.

(In millions)
Balance as of December 31, 2023	$2,891
Acquisitions(1)	730
Foreign exchange translation(2)	(72)
Balance as of December 31, 2024	3,549
Acquisition(1)	(4)
Wincanton Divestment(3)	(4)
Foreign exchange translation(2)	240
Balance as of December 31, 2025	$3,781
(1) In 2024, includes $726 million and $4 million for the preliminary purchase price allocation for the Wincanton Acquisition and adjustments to the purchase price allocation for the PFSweb, Inc. acquisition, respectively. In 2025, includes $4 million reduction for the purchase price allocation of the Wincanton Acquisition.
(2) Changes to goodwill amounts resulting from foreign currency translation after the acquisition date are presented as the impact of foreign exchange translation.
(3) For additional information see note 5.

As of December 31, 2025 and 2024, there were $4 million and zero accumulated goodwill impairment losses, respectively.

7. Intangible Assets

The following table summarizes identifiable intangible assets subject to amortization:

	December 31, 2025			December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$1,609	$(747)	$862	$1,527	$(600)	$927
Trade names and trademarks	64	(29)	35	60	(15)	45
Developed technology	17	(5)	12	17	(3)	14
Total	$1,690	$(781)	$909	$1,604	$(618)	$986

Intangible asset amortization expense was $119 million, $108 million and $71 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, in connection with the Wincanton Divestment (see note 5), $21 million of customer relationships were impaired in 2025.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Estimated amortization expense	$108	$105	$93	$79	$72	$452

8. Property and Equipment

The following table summarizes property and equipment:

	December 31,
(In millions)	2025	2024
Land, buildings and leasehold improvements	$589	$515
Warehouse equipment, fleet and other	1,279	1,113
Technology and automated systems	582	531
Computer equipment	391	335
Internal-use software	436	398
Total property and equipment, gross	3,277	2,892
Less: accumulated depreciation and amortization	(2,126)	(1,732)
Total property and equipment, net	$1,151	$1,160

Depreciation of property and equipment was $338 million, $307 million and $290 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9. Leases

The components of lease cost recorded in the Consolidated Statements of Operations were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating leases:
Operating lease cost	$915	$830	$751
Short-term lease cost	181	202	225
Variable lease cost	222	153	129
Total operating lease cost(1)	$1,318	$1,185	$1,105
Finance leases:
Amortization of the right-of-use assets	$36	$30	$30
Interest on the lease liabilities	18	10	5
Total finance lease cost	$54	$40	$35
Total operating and finance lease cost	$1,372	$1,225	$1,140
(1) Operating lease cost is primarily included in Direct operating expense in the Consolidated Statements of Operations.

The following amounts were recorded in the Consolidated Balance Sheets related to leases:

	December 31,
(In millions)	2025	2024
Operating leases:
Operating lease assets	$2,563	$2,329

Current operating lease liabilities	$745	$647
Long-term operating lease liabilities	2,044	1,898
Total operating lease liabilities	$2,789	$2,545

Finance leases:
Property and equipment, net	$306	$239

Current debt	$45	$39
Long-term debt	281	237
Total finance lease liabilities	$326	$276

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$876	$791	$696
Operating cash flows for finance leases	18	10	5
Financing cash flows for finance leases	50	45	29
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases, including $166 and $52 from an acquisition in 2024 and 2023, respectively	$863	$815	$568
Finance leases, including $83 and $1 from an acquisition in 2024 and 2023, respectively	74	211	10

Supplemental weighted-average information for leases was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	5.5 years	5.6 years
Finance leases	16.6 years	24.1 years
Weighted-average discount rate
Operating leases	5.1%	4.9%
Finance leases	5.6%	5.4%

Maturities of lease liabilities as of December 31, 2025 were as follows:

(In millions)	Finance Leases	Operating Leases
2026	$68	$854
2027	51	706
2028	42	513
2029	34	348
2030	30	245
Thereafter	296	563
Total lease payments	521	3,229
Less: Interest	(195)	(440)
Present value of lease liabilities	$326	$2,789

As of December 31, 2025, the Company had operating leases that have not yet commenced with future undiscounted lease payments of approximately $176 million. These operating leases will begin in 2026 and 2027, with initial lease terms ranging from four to ten years.

10. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		December 31,
(In millions, except percentages)	Rate(1)	2025	2024
Unsecured notes due 2026(2)	1.65%	$400	$399
Unsecured notes due 2029(3)	6.25%	594	593
Unsecured notes due 2031(4)	2.65%	398	397
Unsecured notes due 2034(5)	6.50%	491	490
Euro Unsecured notes due 2030 (€500 principal)(6)	3.75%	580	—
Three-Year Term Loan due 2025(7)	—%	—	50
Five-Year Term Loan due 2027(8)(9)	5.19%	275	399
Finance leases and other debt	Various	327	303
Total debt		$3,065	$2,631
Less: Current debt(10)		446	110
Long-term debt		$2,619	$2,521
(1) Interest rates as of December 31, 2025.
(2) Net of unamortized discount and debt issuance costs of zero and $1 million, as of December 31, 2025 and 2024, respectively.
(3) Net of unamortized discount and debt issuance costs of $6 million and $7 million as of December 31, 2025 and 2024, respectively.
(4) Net of unamortized discount and debt issuance costs of $2 million and $3 million as of December 31, 2025 and 2024, respectively.
(5) Net of unamortized discount and debt issuance costs of $9 million and $10 million as of December 31, 2025 and 2024, respectively.
(6) Net of unamortized discount and debt issuance costs of $7 million, as of December 31, 2025.
(7) In May 2025, the Company repaid the remaining $50 million of the Three- Year Term Loan due 2025.
(8) Net of unamortized debt issuance costs of zero and $1 million, as of December 31, 2025 and 2024, respectively.
(9) In November 2025, the Company repaid $125 million of the Five Year Term Loan due 2027.
(10) As of December 31, 2025, current debt includes $400 million of Unsecured notes due 2026.

Euro Unsecured Notes

In November 2025, GXO Logistics Capital B.V., a wholly owned, indirect consolidated subsidiary of the Company (the “Issuer”), issued €500 million (approximately $580 million) of 3.750% notes due 2030 at a discount to par at a price of 99.776% (the “EUR Unsecured notes due 2030”). The EUR Unsecured notes due 2030 accrue interest at 3.750% per year, and mature on November 24, 2030. Interest on the EUR Unsecured notes due 2030 is payable annually in arrears on November 24 of each year, beginning on November 24, 2026. The EUR Unsecured notes due

2030 are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by GXO Logistics, Inc. (“GXO” and GXO’s guarantee of the Notes, the “Parent Guarantee”).

The EUR Unsecured notes due 2030 and the Parent Guarantee are unsecured, unsubordinated obligations of the Issuer and GXO, respectively, and they rank equally in right of payment with all of the Issuer’s and GXO’s respective existing and future unsecured, unsubordinated indebtedness.

Unsecured Notes

In 2024, the Company issued $1.1 billion of unsecured notes, consisting of $600 million of notes due 2029 (the “Unsecured notes due 2029”) and $500 million of notes due 2034 (the “Unsecured notes due 2034”) to fund the Wincanton Acquisition. The Unsecured notes due 2029 accrue interest at 6.25% per annum, payable semiannually on May 6 and November 6 of each year, and mature on May 6, 2029. The Unsecured notes due 2034 accrue interest at 6.50% per annum, payable semiannually on May 6 and November 6 of each year, and mature on May 6, 2034.

In 2021, the Company issued $800 million of unsecured notes, consisting of $400 million of notes due 2026 (the “Unsecured notes due 2026”) and $400 million of notes due 2031 (the “Unsecured notes due 2031”). The 2026 Notes bear interest at a rate of 1.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, and mature on July 15, 2026. The 2031 Notes bear interest at a rate of 2.65% per annum payable semiannually in arrears on January 15 and July 15 of each year, and mature on July 15, 2031.

Five-Year Term Loan due 2027

In 2022, the Company entered into a $500 million five-year unsecured term loan (the “Five-Year Term Loan”), which matures on May 26, 2027. The loan bears interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted Secured Overnight Financing Rate (SOFR), plus an applicable margin based on the Company’s credit ratings. In 2025 and 2024, the Company repaid $125 million and $100 million, respectively, of the Five- Year Term Loan due 2027.

Three-Year Term Loan due 2025

In 2022, the Company borrowed a $235 million three-year term loan tranche (the “Three-Year Term Loan”) which was to mature on May 26, 2025. The Three-Year Term Loan bore interest at a fluctuating rate per annum equal to, at the Company’s option, the alternate base rate or the adjusted SOFR, plus an applicable margin based on the Company’s credit ratings. The Company repaid $185 million in 2024 and $50 million in 2025.

Revolving Credit Facilities

In 2024, the Company entered into a revolving credit agreement with Bank of America N.A., as administrative agent and an issuing lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement is a five-year, unsecured, multicurrency revolving facility expiring in 2029. The aggregate commitment of all lenders under the Revolving Credit Agreement is equal to $800 million, of which $100 million is available for the issuance of letters of credit.

Loans under the Revolving Credit Agreement bear interest at a fluctuating rate per annum equal to (a) with respect to borrowings in U.S. dollars, at the Company’s option the alternate base rate or term Secured Overnight Financing Rate (“SOFR”), (b) with respect to borrowings in Canadian Dollars, term Canadian Overnight Repo Rate Average (“CORRA”), (c) with respect to borrowings in Pounds Sterling, daily simple Sterling Overnight Index Average Rate (“SONIA”) and (d) with respect to borrowings in Euros, Euro Interbank Offered Rate (“EURIBOR”), in each case, plus an applicable margin calculated based on the Company’s credit ratings. In addition, the Company is paying a commitment fee of 0.15% per annum on the unused portion of the commitments under the Revolving Credit Facility. As of December 31, 2025 and 2024, no principal amounts were outstanding, and letters of credit were $6 million and $1 million, respectively, under the Revolving Credit Agreement.

In connection with the Wincanton Acquisition, the Company assumed a revolving credit facility agreement (the “Wincanton Revolving Credit Agreement”) under which it may, at any time, borrow up to £175 million, which was to mature in 2027. Loans under the Wincanton Revolving Credit Agreement bore interest at a daily simple rate based on SONIA plus a margin. In November 2025, the Company terminated the Wincanton Revolving Credit Agreement. As of December 31, 2024, the Company had £15 million ($19 million) in outstanding borrowings under this agreement.

Borrowings under revolving credit facilities maturing in three months or less are presented net in the Consolidated Statement of Cash Flows.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of the Company’s long-term debt (excluding finance lease obligations, and unamortized debt issuance costs and discounts) as of December 31, 2025, maturing during the following years.

(In millions)	2026	2027	2028	2029	2030	Thereafter
Long-term debt	$400	$275	$—	$600	$587	$900

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring programs. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the Consolidated Statements of Cash Flows.

The Company accounts for these transactions as sales because it sells full title and ownership in the underlying receivables, and control of the receivables is considered transferred. For these transfers, the receivables are removed from the Consolidated Balance Sheets at the date of transfer.

Information related to trade receivables sold was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Receivables sold in period	$2,794	$1,856	$1,110
Cash consideration	2,777	1,843	1,103
Net cash provided by operating cash flows	40	200	21

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum.

As of December 31, 2025, the Company complied with the covenants contained in its debt and financing arrangements.

11. Fair Value Measurements and Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:

•Level 1 - Quoted prices for identical instruments in active markets;

•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and
•Level 3 - Valuations based on inputs that are unobservable, utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

Assets and liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values as of December 31, 2025 and 2024, due to their short-term nature.

Debt

The fair value of debt was as follows:

		December 31, 2025		December 31, 2024
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$394	$400	$380	$399
Unsecured notes due 2029	2	631	594	617	593
Unsecured notes due 2031	2	358	398	336	397
Unsecured notes due 2034	2	540	491	514	490
EUR notes due 2030	2	586	580	—	—
Three-Year Term Loan due 2025	2	—	—	49	50
Five-Year Term Loan due 2027	2	272	275	394	399

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

Net Investment Hedges

The Company uses cross-currency swaps to hedge portions of its net investments in foreign operations. For instruments that meet the hedge accounting requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign currency translation adjustment within other comprehensive income, and will be recorded in the Consolidated Statement of Operations with currency translation adjustments in the future when the respective foreign entity is sold or liquidated. Cash flows from net investment hedges other than the excluded component are classified as investing activities in the Consolidated Statements of Cash Flows.

Cash Flow Hedges

The Company uses interest rate swaps to hedge the variability of cash flows resulting from variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, gains or losses are initially recorded in other comprehensive income, and later reclassified to earnings when the hedged interest rate payments affect the Consolidated Statement of Operations.

Fair Value Hedges

The Company uses cross-currency swaps to hedge its foreign exchange risk on intercompany loans. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument is recognized in the Consolidated Statement of Operations during the current period, together with the gain or loss on the hedged item, other than the excluded component which reported in other comprehensive income, and later recorded in the Consolidated Statement of Operations over the term of the hedge.

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

Derivatives

The notional amount and fair value of derivative instruments were as follows:

	December 31,
	2025		2024
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Location
Derivatives designated as net investment hedges:
Cross-currency swaps	$—	$—	$270	$12	Other current assets
Cross-currency swaps	—	—	1,177	48	Other long-term assets
Cross-currency swaps	422	33	98	7	Other current liabilities
Cross-currency swaps	1,400	143	325	2	Other long-term liabilities

Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$125	$3	Other long-term assets

Derivatives designated as fair value hedges:
Cross-currency swaps	$236	$1	$—	$—	Other long-term liabilities

Derivatives not designated as hedges:
Foreign currency option contracts	$308	$3	$300	$13	Other current assets
Foreign currency option contracts	316	4	26	—	Other current liabilities
Foreign currency forward contracts	231	1	125	1	Other current liabilities

As of December 31, 2025 and 2024, these derivatives were classified as Level 2 within the fair value hierarchy. These derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.

Derivatives designated as hedges

The effects of hedges on AOCIL and in the Consolidated Statements of Operations were as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income (Excluded from effectiveness testing)	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income (Excluded from effectiveness testing)
Net investment hedges(1):
Cross-currency swaps	$(252)	$(3)	$3	$108	$4	$3
Cash flow hedges(1):
Interest rate swaps	$(3)	$—	$—	$(1)	$—	$—
Fair value hedges(2):
Cross-currency swaps	$(1)	$—	$—	$—	$—	$—
(1) Amounts reclassified to net income are reported in Interest expense, net in the Consolidated Statements of Operations.
(2) Amounts reclassified to net income are reported in Other income, net in the Consolidated Statements of Operations.

Derivatives not designated as hedges

Gains and losses on derivatives not designated as hedges were recognized in Other income, net in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Foreign currency gain (loss) on foreign currency contracts	$(15)	$4	$(9)

12. Accrued Expenses

The components of accrued expenses were as follows:

	December 31,
(In millions)	2025	2024
Salaries, benefits, related taxes and temporary labor	$627	$460
Facility, transportation and related expenses	383	422
Value-added tax and other taxes	254	213
Accrued interest	22	20
Other accrued expenses	206	156
Total accrued expenses	$1,492	$1,271

13. Stockholders’ Equity

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

The repurchase of shares of the Company’s common stock is recorded as treasury stock within equity and is accounted for under the cost method inclusive of share repurchase costs and excise tax on share repurchases in excess of issuances. In 2025, the Company repurchased approximately 5.4 million shares of its common stock for an aggregate purchase price of $202 million, including share repurchase costs and excise tax. As of December 31, 2025, the remaining authorization under the Repurchase Plan was $300 million.

Accumulated Other Comprehensive Income - Loss

The following table summarizes the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Fair Value Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2022	$(156)	$7	$7	$—	$(112)	$—	$(254)
Other comprehensive income (loss) before reclassifications	72	(66)	(3)	—	(3)	(1)	(1)
Amounts reclassified to net income	—	(3)	—	—	2	—	(1)
Tax amounts	1	15	1	—	—	—	17
Other comprehensive income (loss), net of tax	73	(54)	(2)	—	(1)	(1)	15
As of December 31, 2023	$(83)	$(47)	$5	$—	$(113)	$(1)	$(239)
Other comprehensive income (loss) before reclassifications	(113)	108	(1)	—	(60)	3	(63)
Amounts reclassified to net income	—	(7)	—	—	3	—	(4)
Tax amounts	1	(23)	—	—	15	—	(7)
Other comprehensive income (loss), net of tax	(112)	78	(1)	—	(42)	3	(74)
As of December 31, 2024	$(195)	$31	$4	$—	$(155)	$2	$(313)
Other comprehensive income (loss) before reclassifications	344	(252)	(3)	(1)	(45)	—	43
Amounts reclassified to net income	—	—	—	—	5	—	5
Tax amounts	(2)	57	—	—	9	—	64
Other comprehensive income (loss), net of tax	342	(195)	(3)	(1)	(31)	—	112
As of December 31, 2025	$147	$(164)	$1	$(1)	$(186)	$2	$(201)

14. Stock-Based Compensation

In 2021, the Company established the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan authorizes the issuance of up to 11.6 million shares of common stock as awards. Under the 2021 Incentive Plan, directors, officers and employees may be granted various types of stock-based compensation awards. These awards include stock options, RSUs, PSUs, RSAs, and cash incentive awards. As of December 31, 2025, approximately 5.8 million shares of common stock were available for the grant under the 2021 Incentive Plan.

The following table summarizes stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2025	2024	2023
Selling, general and administrative expense	$43	$38	$35
Restructuring costs and other	4	1	—
Total stock-based compensation expense	$47	$39	$35
Income tax expense (benefit) on stock-based compensation	$(5)	$(7)	$1

The following table summarizes stock-based compensation expense by award type in the Consolidated Statements of Operations:

	Year Ended December 31,
(In millions)	2025	2024	2023
RSUs	$35	$28	$22
PSUs	10	7	8
Stock options	2	3	5
RSAs	—	1	—
Total stock-based compensation expense	$47	$39	$35

Stock Options

In 2021, the Company granted stock option awards that vest over five years from the grant date and have a ten-year contractual term, at an option price equal to the fair market value of the award on the grant date.

A summary of the stock option award activity for the year ended December 31, 2025, is as follows:

(In thousands, except per share)	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term
Outstanding as of December 31, 2024	895	$64.67	6 years
Exercised	(6)	12.12
Forfeited or expired	(157)	64.91
Outstanding as of December 31, 2025	732	$65.07	4 years
Exercisable as of December 31, 2025	568	$65.05	4 years

The total intrinsic value of the stock options exercised during 2025, 2024 and 2023, was $0.2 million, zero and zero, respectively.

As of December 31, 2025, unrecognized stock-based compensation expense related to stock options was $1 million and is expected to be recognized over one year.

Restricted Stock Units and Performance-Based Units

The Company grants RSUs and PSUs to its key employees, officers and directors with various vesting requirements. The holders of the RSUs and PSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards. RSUs generally vest over the service period, typically three years, and PSUs generally vest based on achieving certain predefined performance objectives along with a service period. For PSUs, the number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.

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

	Year Ended December 31,
	2025	2024	2023
Weighted-average risk-free interest rate	4.0%	4.9%	4.7%
Expected volatility	41%	30%	32%

A summary of the RSUs and PSUs award activity for the year ended December 31, 2025, is as follows:

	RSUs		PSUs
(In thousands, except per share)	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,379	$52.38	457	$58.11
Granted	1,193	39.75	328	41.27
Vested(1)	(590)	53.12	(2)	74.84
Forfeited	(214)	46.87	(79)	62.65
Outstanding as of December 31, 2025	1,768	$44.27	704	$48.34
(1) The number of RSUs and PSUs vested included common stock shares that the Company withheld on behalf of its employees to satisfy the tax withholding.

The weighted-average grant-date fair value for RSUs granted in 2025, 2024 and 2023, was $39.75, $50.48 and $49.28, respectively. The total fair value of RSUs that vested during 2025, 2024 and 2023, was $24 million, $31 million and $22 million, respectively. The weighted-average grant-date fair value for PSUs granted in 2025, 2024 and 2023, was $41.27, $49.01 and $59.16, respectively. The total fair value of PSUs that vested during 2025, 2024 and 2023, was zero, $1 million, $7 million, respectively.

As of December 31, 2025, unrecognized stock-based compensation expense related to RSUs and PSUs was $63 million and is expected to be recognized over two years.

Restricted Stock Awards

In 2024, the Company granted 12 thousand RSAs at a weighted-average price of $50.38 and a fair value of $1 million. These shares vested and were issued upon grant. No RSAs were granted in 2025.

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

The change in the projected benefit obligation was as follows:

	December 31,
(In millions)	2025	2024
Projected benefit obligation at beginning of year	$1,617	$830
Liabilities assumed from Wincanton acquisition	—	895
Interest cost	86	69
Actuarial gain(1)	(8)	(73)
Settlements	—	(2)
Benefits paid	(110)	(86)
Foreign currency exchange rate changes	124	(16)
Projected benefit obligation at end of year	$1,709	$1,617
(1) In 2025, there is a significant gain due to change in inflation assumption, offset by a significant loss due to the change in mortality assumption. In 2024, there is a significant gain due to the change in the discount rate.

The change in the fair value of the plan assets and funded status was as follows:

	December 31,
(In millions)	2025	2024
Fair value of plan assets at beginning of year	$1,770	$883
Assets assumed from Wincanton acquisition	—	1,032
Actual return (loss) on plan assets	74	(44)
Employer contributions	1	3
Settlements	—	(2)
Benefits paid	(111)	(86)
Foreign currency exchange rate changes	135	(16)
Fair value of plan assets at end of year	$1,869	$1,770
Funded status of the plan assets at end of year(1)	$160	$153
(1) Funded status is recorded in Other long-term assets.

The amounts included in AOCIL that have not yet been recognized in net periodic benefit cost were as follows:

	December 31,
(In millions)	2025	2024
Net actuarial loss	$(252)	$(211)
Prior-service credit	14	13
Net loss recognized in AOCIL	$(238)	$(198)

The components of net periodic benefit cost recognized were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest cost component	$(86)	$(69)	$(40)
Expected return on plan assets for the period	110	93	50
Amortization of prior-service credit	1	1	1
Amortization of net loss	(6)	(4)	(3)
Net periodic pension income recognized(1)	$19	$21	$8
(1) Net periodic pension income is recorded in Other income, net.

The amount recognized in other comprehensive income was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Net gain (loss)	$(45)	$(64)	$1
Amortization prior-service credit and net loss	5	3	2
Other comprehensive income (loss)	$(40)	$(61)	$3

The weighted-average assumptions used to determine the projected benefit obligation and the net periodic benefit cost were as follows:

	December 31,
	2025	2024
Weighted-average assumptions used to determine benefit obligations:
Effective discount rate on benefit obligations	5.51%	5.50%
Weighted-average assumptions used to determine net cost:
Effective discount rate on benefit obligations	5.50%	5.02%
Effective rate for interest cost on benefit obligations	5.25%	4.97%
Expected return on assets	6.13%	5.91%

No rate of compensation increase was assumed as the plans are frozen to additional participant benefit accruals.

The Company’s U.K. Retirement Plans’ assets are invested by its trustees, which include representatives of the Company, to meet each of the U.K. Retirement Plans’ projected future pension liabilities. The target asset allocations for our pension plans are based upon analyzing the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target strategic asset allocation for the U.K. Retirement Plans consists of approximately 69% liability-driven investments, intended to minimize market and interest rate risks, and approximately 31% growth and income assets. The actual asset allocations of the U.K. Retirement Plans are in line with the target asset allocations.

The fair values of investments held in the pension plans by major asset category were as follows:

		December 31,
(In millions)	Level	2025	2024
Cash and cash equivalents and other	Level 1	$28	$17
Fixed income securities	Level 1	—	2
Cash and cash equivalents	Level 2	34	123
Equities	Level 2	103	93
Fixed income securities	Level 2	1,831	1,719
Repurchase agreements(1)	Level 2	(322)	(388)
Total net assets in fair value hierarchy		$1,674	$1,566
Private markets(2)		195	204
Investments, at fair value		$1,869	$1,770
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

(In millions)	2026	2027	2028	2029	2030	2031-2035
Expected payments	$118	$122	$122	$124	$126	$632

The Company’s funding practice is to evaluate the tax and cash position, and the funded status of the plan, in determining the planned contributions. The Company estimates that it will contribute approximately $1 million to the U.K. Retirement Plan in 2026.

Defined Contribution Plans

The Company has defined contribution retirement plans for its U.S. employees and employees of certain foreign subsidiaries. The Company’s contributions for the years ended December 31, 2025, 2024 and 2023, were $113 million, $92 million and $66 million, respectively. Defined contribution costs were primarily recorded in Direct operating expense in the Consolidated Statements of Operations.

16. Restructuring Costs and Other

Restructuring costs and other consisted of severance paid to exiting individuals from the Company’s leadership team and severance paid as part of an initiative to optimize corporate expenses. Restructuring liability is recorded in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets.

The following table summarizes the restructuring liability for the year ended December 31, 2025:

(In millions)	Severance	Other	Total
Balance as of December 31, 2024	$10	$—	$10
Charges incurred	23	4	27
Payments	(14)	(6)	(20)
Non-cash reductions	(4)	2	(2)
Balance as of December 31, 2025	$15	$—	$15

As of December 31, 2025, $12 million of restructuring liability is expected to be paid over one year.

17. Income Taxes

Income (loss) before taxes related to the Company’s domestic and foreign operations was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
U.S.	$11	$(88)	$97
Foreign	93	234	169
Income before income taxes	$104	$146	$266

The components of income tax expense (benefit) are presented in the following table:

	Year Ended December 31,
(In millions)	2025	2024	2023
Current:
U.S. federal	$7	$(2)	$24
U.S. state and local	1	—	7
Foreign	89	48	43
Total current income tax expense	$97	$46	$74
Deferred:
U.S. federal	$(11)	$(12)	$(3)
U.S. state and local	1	(1)	(2)
Foreign	(19)	(25)	(36)
Total deferred income tax benefit	$(29)	$(38)	$(41)
Total:
U.S. federal	$(4)	$(14)	$21
U.S. state and local	2	(1)	5
Foreign	70	23	7
Total income tax expense	$68	$8	$33

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation includes reinstatement of favorable tax treatment for certain business provisions, including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and revisions to the business interest expense limitations. The impact of OBBBA was limited to the current and deferred provision and did not have a material impact on the Company’s income tax expenses for the year ended December 31, 2025.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. While the Company expects to meet transitional safe harbor requirements in most jurisdictions, there are a limited number of jurisdictions where the Company expects Pillar Two taxes to apply. The income tax provision for the year ended December 31, 2025, includes the effects of Pillar Two taxes. The Company continues to monitor Pillar Two developments, including the impact of the Side-by-Side Package published by the OECD on January 5, 2026 as it relates to the interplay between the U.S. international tax system and Pillar Two for the U.S. headquartered companies.

Income tax expense (benefit) for 2025, 2024 and 2023 varied from the amount computed by applying the statutory income tax rate to income (loss) before income taxes. The Company’s U.S. federal statutory tax rate was 21% for 2025, 2024 and 2023. A reconciliation of the expected U.S. federal income tax expense (benefit), calculated by applying the federal statutory rate to the Company’s actual income tax expense (benefit) is presented in the following table:

	Year Ended December 31,
	2025		2024		2023
(In millions, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$22	21%	$31	21%	$56	21%
State and Local Taxes, Net of Federal Tax Effect (1)	2	2%	(1)	(1)%	4	2%
Foreign Tax Effects
Belgium
Changes in valuation allowances	2	2%	—	—%	(5)	(2)%
Other	—	—%	2	1%	—	—%
Cyprus
Intangible assets	—	—%	—	—%	33	13%
Other	(1)	(1)%	(3)	(2)%	(4)	(2)%
France
Changes in valuation allowances	—	—%	(22)	(15)%	2	1%
Other	4	4%	—	—%	2	1%
Germany
Changes in valuation allowances	7	7%	5	3%	1	—%
Other	(3)	(3)%	(1)	(1)%	(1)	—%
Ireland
Intangible assets	—	—%	—	—%	(51)	(19)%
Italy
Litigation	14	14%	—	—%	—	—%
Other	1	1%	4	3%	2	1%
Malta
Notional interest deduction	(8)	(8)%	—	—%	—	—%
Other	1	1%	—	—%	—	—%
Singapore
Changes in valuation allowances	—	—%	—	—%	(5)	(2)%
Foreign rate difference	(6)	(6)%	(15)	(10)%	(15)	(5)%
Other	4	4%	—	—%	—	—%

	Year Ended December 31,
	2025		2024		2023
(In millions, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Switzerland
Cantonal	7	7%	1	1%	—	—%
Other	1	1%	(3)	(2)%	—	—%
United Kingdom
Changes in valuation allowances	(8)	(8)%	1	1%	—	—%
Non-deductible transaction costs	7	7%	—	—%	—	—%
Return to provision	5	5%	(8)	(6)%	—	—%
Other	8	7%	3	2%	2	1%
Other Foreign Jurisdictions	8	7%	10	6%	10	4%
Effect of Cross-Border Tax Laws	(1)	(1)%	—	—%	3	1%
Tax Credits
Foreign tax credits	(9)	(9)%	—	—%	—	—%
Other	—	—%	(1)	(1)%	(1)	—%
Changes in Valuation Allowances	—	—%	—	—%	—	—%
Nontaxable or Nondeductible Items
Non-deductible transaction costs	6	6%	8	5%	—	—%
Other	3	3%	2	1%	1	—%
Changes in Unrecognized Tax Benefits	7	7%	—	—%	—	—%
Other Adjustments
Return to provision	(5)	(5)%	(5)	(3)%	(1)	(1)%
Effective Tax Rate	$68	65%	$8	6%	$33	12%
(1) State taxes in California and Mississippi made up the majority (greater than 50 percent) of the tax effect in this category.

Income Taxes Paid

Cash paid (received) for income taxes is comprised of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
U.S. federal	$(2)	$—	$45
U.S. state and local	—	—	3
Foreign
France	*	*	6
Italy	*	8	*
Netherlands	14	19	15
Spain	8	9	8
Swiss Cantonal - Ticino	11	*	*
United Kingdom	13	*	(7)
Other	15	7	14
Foreign subtotal	61	43	36
Total	$59	$43	$84
*The amount of income taxes paid (net of refunds) during the year did not meet the disaggregation threshold.

Components of the Net Deferred Tax Asset or Liability

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the following table:

	December 31,
(In millions)	2025	2024
Deferred tax assets
Net operating loss and other tax attribute carryforwards	$84	$92
Accrued expenses	112	122
Net unrealized losses(1)	48	—
Other	7	22
Gross deferred tax assets	251	236
Valuation allowances	(44)	(26)
Total deferred tax assets, net of valuation allowance	207	210
Deferred tax liabilities
Intangible assets	(195)	(213)
Property and equipment	(73)	(118)
Pension and other retirement obligations	(23)	(28)
Other	(12)	(18)
Gross deferred tax liabilities	(303)	(377)
Net deferred tax liability	$(96)	$(167)
(1) Deferred taxes related to net unrealized gains (losses) on net investment hedge and cash flow hedge are recorded in accumulated OCI. See Note 13 – Stockholders’ Equity for additional information.

The deferred tax asset and deferred tax liability above are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2025	2024
Other long-term assets	$128	$89
Other long-term liabilities	(224)	(256)
Net deferred tax liability	$(96)	$(167)

Investments in Foreign Subsidiaries

As of December 31, 2025, the Company maintained a partial indefinite reinvestment assertion on its post- 2017 undistributed foreign earnings.

Operating Loss and Tax Credit Carryforwards

The Company’s operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date (1)	2025	2024
Federal net operating losses for all U.S. operations	N/A	$—	$17
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2026	4	3
Federal tax credit carryforwards	Various times starting in 2035	4	—
State tax credit carryforwards	Various times starting in 2026	8	8
Foreign net operating losses available to offset future taxable income	Various times starting in 2026	274	326
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

The balances and activity related to the Company’s valuation allowances were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
2025(1)	$26	29	(11)	$44
2024(2)	$50	5	(29)	$26
2023(3)	$44	16	(10)	$50
(1) In 2025, the additions primarily consisted of $14 million due to an increase in foreign net operating loss carryforward and $10 million due to the final purchase price allocation for the Wincanton Acquisition.
(2) In 2024, the Company released $22 million of valuation allowance in France.
(3) In 2023, concurrent with an acquisition, the Company acquired $8 million of valuation allowance.

Unrecognized Tax Benefits

A reconciliation of the beginning unrecognized tax benefits balance to the ending balance is presented in the following table:

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$3	$4	$3
Increases related to positions taken during current year	7	—	—
Increases related to positions taken during prior year	—	—	1
Settlements with tax authorities	—	(1)	—
Gross unrecognized tax benefits	$10	$3	$4
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$10	$3	$4

The Company is subject to taxation in the U.S. and foreign jurisdictions. As of December 31, 2025, there are no ongoing examinations in the United States. Various foreign tax returns for years after 2009 are open under relevant statutes of limitations and are subject to audit.

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

On July 2, 2024, the Italian authorities initiated an investigation into the deductibility of value-added tax (VAT) payments made by the Company to certain third-party service providers. In 2025, the Company recorded €61 million ($65 million) of expense, including legal fees, and made final payments of €59 million ($68 million) to the Italian authorities in connection with the settlement of this matter. Related expenses, including legal fees, were recorded in Regulatory matter and litigation expense in the Consolidated Statements of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2025 were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15 under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the “Internal Control - Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the design and implementation of internal controls related to the acquisition of Wincanton plc (now “Wincanton Limited”), there have not been any changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Compensatory Arrangement of the Chief Revenue Officer & President of Europe of the Company

As previously disclosed on October 29, 2025 (the “Prior Disclosure”), the Company announced that the Company and Richard Cawston mutually agreed that Mr. Cawston will depart from his employment in March 2026. Mr. Cawston served as Chief Revenue Officer & President of Europe of the Company until January 26, 2026, when Karen Bomber was appointed Chief Commercial Officer of the Company, and since then Mr. Cawston has been supporting a successful transition.

As contemplated in the Prior Disclosure, Mr. Cawston has entered into a settlement agreement with the Company that includes a general release of claims in favor of the Company, and provides the following: (a) Mr. Cawston will receive (i) all severance payments and benefits due to him in connection with a termination without cause under the Company’s Severance Plan, as well as all pay and benefits due to him pursuant to his July 12, 2021 Service Agreement, (ii) $1,000,000, less appropriate deductions for income tax and employees’ insurance contributions (as defined in the settlement agreement), to be paid in eight equal quarterly installments, beginning on the next available payroll date in which the Company can reasonably process the payment following the earlier of June 14, 2027 or the date three months after the date on which Mr. Cawston commences garden leave, if applicable, subject to Mr. Cawston’s not having competed with the Company or any of its subsidiaries or affiliates in the 12 months immediately prior to each such payment date, and (iii) certain outplacement services; and (b) Mr. Cawston’s outstanding Company service-based restricted stock units and performance-based restricted stock units (to the extent earned based on actual performance) will be subject to pro-rated vesting through the termination date in accordance with their existing terms.

The foregoing summary of Mr. Cawston’s settlement agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of Mr. Cawston’s settlement agreement, a copy of which is filed as Exhibit 10.34 to this Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2026.

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

We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by directors, officers and certain employees of the company (including its subsidiaries). We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.

The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information will be filed with the SEC on or before April 30, 2026.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Auditor Firm ID: 185.

The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement, or an amendment to this Annual Report containing the information, will be filed with the SEC on or before April 30, 2026.

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

4.2
First Supplemental Indenture, dated as of July 2, 2021, among GXO Logistics, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 3 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 7, 2021).

4.3
Second Supplemental Indenture, dated as of May 6, 2024, by and between GXO and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 6, 2024).

4.4
Third Supplemental Indenture, dated as of November 24, 2025, among GXO Logistics, Inc., GXO Logistics Capital B.V. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on November 24, 2025).

4.5
Indenture, dated as of November 24, 2025, among GXO Logistics, Inc., GXO Logistics Capital B.V. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on November 24, 2025).

4.6
First Supplemental Indenture, dated as of November 24, 2025, among GXO Logistics, Inc., GXO Logistics Capital B.V. and Computershare Trust Company, N.A as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on November 24, 2025).

4.7
Registration Rights Agreement by and among Jacobs Private Equity, LLC and GXO Logistics, Inc., dated as of September 29, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on October 1, 2021).

4.8	Description of Securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 17, 2022).
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

10.4***
Term Loan Credit Agreement, dated as of May 25, 2022, by and among the Company, the lenders and other parties from time to time party thereto, and Barclays Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on May 26, 2022).

10.5
Amendment No. 1 to 5-Year Term Loan Credit Agreement, dated as of November 24, 2025, among GXO Logistics, Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on November 24, 2025).

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

10.8
Amendment No. 1 to Credit Agreement, dated as of November 24, 2025, among GXO Logistics, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on November 24, 2025).

10.9+
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

10.11+	GXO Logistics, Inc. Severance Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).
10.12+
GXO Logistics, Inc. Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 2, 2021).

10.13+
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.14+
Form of Restricted Stock Unit Award Agreement (Service-Vesting) (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.15+
Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 5, 2022).

10.16+
Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 5, 2022).

10.17+
Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 8, 2024).

10.18+
GXO Logistics, Inc. Long-Term Cash Award Agreement Under the 2021 Omnibus Incentive Compensation Plan ((incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 18, 2025).

10.19+
Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 8, 2025).

10.20+
Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on May 8, 2025).

10.21+
Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 6, 2025).

10.22+
Offer Letter, dated June 19, 2025, between Patrick Kelleher and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on June 20, 2025).

10.23+
Offer Letter between XPO Logistics Europe and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.24+
Service Agreement between XPO Supply Chain UK Limited and Malcolm Wilson, dated as of May 14, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on June 9, 2021).

10.25+
Settlement Agreement, dated as of February 17, 2025, by and between GXO Logistics UK Limited and Malcolm Wilson (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K(Commission file no. 001-40470) files with the SEC on February 18, 2025).

10.26+
Offer Letter between XPO Logistics Europe and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.27+
Service Agreement between XPO Supply Chain UK Limited and Karlis Kirsis, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 4 to the Registration Statement on Form 10 (Commission file no. 001-40470) filed with the SEC on July 15, 2021).

10.28+
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

10.30+
Settlement Agreement, dated as of November 4, 2025, by and between GXO Logistics, Inc. and Baris Oran (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-404070) filed with the SEC on November 6, 2025).

10.31+
Offer Letter between GXO Logistics, Inc. and Elizabeth Fogarty, dated as of October 22, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (Commission file no. 001-40470) filed with the SEC on November 2, 2021).

10.32+
Offer Letter between XPO Supply Chain UK Limited and Richard Cawston, dated as of July 14, 2021 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 15, 2024).

10.33+
Service Agreement between XPO Supply Chain UK Limited and Richard Cawston, dated as of July 12, 2021 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 15, 2024).

10.34*+	Settlement Agreement, dated as of February 20, 2026, by and between GXO Logistics UK Limited and Richard Cawston.

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

10.39*+	Employment contract between GXO Logistics Netherlands B.V. and Bart Beeks, dated as of February 12, 2026.
10.40*+	Benefits Letter between GXO Logistics, Inc. and Bart Beeks, dated as of January 29, 2026.
10.41*+	Offer letter between GXO Logistics, Inc. and Karen Bomber, dated as of January 15, 2026.
19.1*	GXO Logistics, Inc. Insider Trading Policy, effective March 18, 2025.
21.1*	Subsidiaries of the Registrant.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

GXO Logistics, Inc.

Date: February 25, 2026	By:	/s/ Patrick Kelleher
Patrick Kelleher
Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2026	By:	/s/ Baris Oran
Baris Oran
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Patrick Kelleher	Chief Executive Officer	February 25, 2026
Patrick Kelleher	(Principal Executive Officer)

/s/ Baris Oran	Chief Financial Officer	February 25, 2026
Baris Oran	(Principal Financial Officer)

/s/ Paul Blanchett	Chief Accounting Officer	February 25, 2026
Paul Blanchett	(Principal Accounting Officer)

/s/ Patrick Byrne	Director	February 25, 2026
Patrick Byrne	(Chairman)

/s/ Marlene Colucci	Director	February 25, 2026
Marlene Colucci	(Lead Independent Director)

/s/ Todd Cooper	Director	February 25, 2026
Todd Cooper

/s/ Matt Fassler	Director	February 25, 2026
Matt Fassler

/s/ Michael Kneeland	Director	February 25, 2026
Michael Kneeland

/s/ Julio Nemeth	Director	February 25, 2026
Julio Nemeth

/s/ Torsten Pilz	Director	February 25, 2026
Torsten Pilz

/s/ Laura Wilkin	Director	February 25, 2026
Laura Wilkin

/s/ Kyle Wismans	Director	February 25, 2026
Kyle Wismans