Form 10-Q
period 2026-03-31
GXO Logistics, Inc.
filed 2026-05-06
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 4, 2026, there were 115,048,589 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
Revenue	$3,298	$2,977
Direct operating expense	2,808	2,558
Selling, general and administrative expense	296	261
Depreciation and amortization expense	115	109
Transaction and integration costs	16	22
Restructuring costs and other	3	17
Regulatory matter	—	66
Net loss on divestiture of business	21	—
Operating income (loss)	39	(56)
Other income (expense), net	10	(5)
Interest expense, net	(32)	(32)
Income (loss) before income taxes	17	(93)
Income tax expense	(12)	(2)
Net income (loss)	5	(95)
Net income attributable to noncontrolling interests (“NCI”)	(1)	(1)
Net income (loss) attributable to GXO	$4	$(96)

Earnings (loss) per share
Basic	$0.03	$(0.81)
Diluted	$0.03	$(0.81)

Weighted-average shares outstanding used in computation of earnings (loss) per share
Basic	114,710	118,991
Diluted	115,840	118,991

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$5	$(95)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(24)	74
Cash flow hedges	—	(1)
Fair value hedges	1	—
Pension plans	4	(4)
Other comprehensive income (loss), net of tax	(19)	69
Comprehensive loss, net of tax	(14)	(26)
Less: Comprehensive income attributable to NCI	3	2
Comprehensive loss attributable to GXO	$(17)	$(28)

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$794	$854
Accounts receivable, net of allowance of $15 and $15	2,020	2,028
Other current assets	397	406
Total current assets	3,211	3,288
Long-term assets
Property and equipment, net of accumulated depreciation of $2,179 and $2,126	1,181	1,151
Operating lease assets	2,630	2,563
Goodwill	3,730	3,781
Intangible assets, net of accumulated amortization of $780 and $781	865	909
Other long-term assets	577	570
Total long-term assets	8,983	8,974
Total assets	$12,194	$12,262
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$713	$758
Accrued expenses	1,437	1,492
Current debt	463	446
Current operating lease liabilities	749	745
Other current liabilities	413	434
Total current liabilities	3,775	3,875
Long-term liabilities
Long-term debt	2,646	2,619
Long-term operating lease liabilities	2,102	2,044
Other long-term liabilities	668	709
Total long-term liabilities	5,416	5,372
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 120,380 and 119,868 shares issued and 115,024 and 114,512 shares outstanding, respectively	1	1
Treasury stock, at cost; 5,356 and 5,356 shares, respectively	(202)	(202)
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,669	2,667
Retained earnings	722	718
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(222)	(201)
Total stockholders’ equity before NCI	2,968	2,983
NCI	35	32
Total equity	3,003	3,015
Total liabilities and equity	$12,194	$12,262

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$5	$(95)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	115	109
Stock-based compensation expense	10	12
Deferred tax benefit	(3)	(10)
Other	2	5
Changes in operating assets and liabilities
Accounts receivable	(26)	(49)
Other assets	(2)	91
Accounts payable	(39)	(88)
Accrued expenses and other liabilities	(31)	54
Net cash provided by operating activities	31	29
Cash flows from investing activities:
Capital expenditures	(65)	(78)
Proceeds from sale of property and equipment	3	1
Net cash used in investing activities	(62)	(77)
Cash flows from financing activities:
Common stock repurchased	—	(106)
Net borrowings under revolving credit facilities	—	56
Repayments of finance lease obligations	(14)	(11)
Proceeds from exercise of stock options	7	—
Taxes paid related to net share settlement of equity awards	(15)	(6)
Other	(4)	1
Net cash used in financing activities	(26)	(66)
Effect of exchange rates on cash and cash equivalents	(3)	11
Net decrease in cash, restricted cash and cash equivalents	(60)	(103)
Cash, restricted cash and cash equivalents, beginning of period	857	485
Cash, restricted cash and cash equivalents, end of period	$797	$382

Non-cash financing activities:
Unsettled stock repurchases for which trades occurred	$—	$4
Excise tax liability related to stock repurchases	—	1

Reconciliation of cash, restricted cash and cash equivalents	March 31, 2026	December 31, 2025
Cash and cash equivalents	$794	$854
Restricted Cash (included in Other current assets)	2	2
Restricted Cash (included in Other long-term assets)	1	1
Total cash, restricted cash and cash equivalents	$797	$857

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of December 31, 2025	114,512	$1	$(202)	$2,667	$718	$(201)	$2,983	$32	$3,015
Net income	—	—	—	—	4	—	4	1	5
Other comprehensive income (loss)	—	—	—	—	—	(21)	(21)	2	(19)
Common stock issued under employee stock plans and exercises of stock options	787	—	—	7	—	—	7	—	7
Tax withholding on vesting of stock-based compensation awards	(275)	—	—	(15)	—	—	(15)	—	(15)
Stock-based compensation	—	—	—	10	—	—	10	—	10
Balance as of March 31, 2026	115,024	$1	$(202)	$2,669	$722	$(222)	$2,968	$35	$3,003

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of December 31, 2024	119,496	$1	$—	$2,629	$686	$(313)	$3,003	$32	$3,035
Net income (loss)	—	—	—	—	(96)	—	(96)	1	(95)
Other comprehensive income	—	—	—	—	—	68	68	1	69
Common stock issued under employee stock plans and exercises of stock options	370	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(145)	—	—	(6)	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	12	—	—	12	—	12
Common stock repurchased	(2,766)	—	(111)	—	—	—	(111)	—	(111)
Balance as of March 31, 2025	116,955	$1	$(111)	$2,635	$590	$(245)	$2,870	$34	$2,904

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies and Estimates

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany accounts and transactions. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
United Kingdom	$1,595	$1,391
United States	751	752
Netherlands	270	232
France	208	186
Spain	162	143
Italy	109	95
Other	203	178
Total	$3,298	$2,977

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Omnichannel retail	$1,561	$1,422
Technology and consumer electronics	433	393
Industrial and manufacturing	394	362
Consumer packaged goods	334	284
Food and beverage	317	314
Other	259	202
Total	$3,298	$2,977

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	March 31,	December 31,
(In millions)	2026	2025
Contract assets and contract costs included in:
Other current assets	$32	$36
Other long-term assets	238	235
Total contract assets	$270	$271
Contract liabilities included in:
Other current liabilities	$267	$279
Other long-term liabilities	104	101
Total contract liabilities	$371	$380

Revenue recognized included the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Amounts included in the beginning of year contract liability balance	$212	$197

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

The CODM evaluates the Company’s performance and allocates resources primarily based on adjusted earnings before interest, taxes, depreciation and amortization, adjusted for transaction and integration costs, restructuring costs and other, regulatory matter, net loss on divestiture of business and unrealized gain/loss on foreign currency contracts (“Adjusted EBITDA”). The CODM uses Adjusted EBITDA to communicate performance targets to the segment managers, allocate resources to the segments, and to monitor segment performance. Additionally, the CODM considers the performance of this measure against planned and forecasted amounts to make investing and resource allocation decisions. The actual results are used in assessing performance of the Company and in establishing management’s compensation.

For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.

The Company’s segment results were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Revenue	$3,298	$2,977
Direct operating expense	2,808	2,558
Selling, general and administrative expense(1)	280	246
Other income, net(2)(3)	(6)	(5)
Segment Adjusted EBITDA	$216	$178
Less:
Corporate expenses(4)	16	15
Depreciation expense	86	80
Amortization of intangible assets acquired	29	29
Transaction and integration costs	16	22
Restructuring costs and other	3	17
Regulatory matter	—	66
Net loss on divestiture of business	21	—
Unrealized (gain) loss on foreign currency contracts(3)	(4)	10
Interest expense, net	32	32
Income (loss) before income taxes	17	(93)
Income tax expense	(12)	(2)
Net income (loss)	$5	$(95)
(1) Excludes unallocated corporate expenses.
(2) Other income (expense), net, excluding unrealized (gain) loss on foreign currency contracts.
(3) Included in Other income (expense), net in the Condensed Consolidated Statements of Operations.
(4) Corporate expenses include unallocated costs related to corporate functions such as salaries and benefits, rent, and professional fees which are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

4. Leases

The Company has entered into noncancelable operating and finance leases primarily for real estate and warehouse equipment. The Company determines whether an arrangement is a lease at inception and, if so, whether that lease meets the classification criteria for a finance or an operating lease at the commencement date.

Total lease cost recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Operating lease cost(1)(2)	$212	$206
Finance lease cost:
Amortization of the right-of-use assets(3)	10	7
Interest on the lease liabilities(4)	4	4
Total finance lease cost	14	11
Variable lease cost(1)	63	44
Short-term lease cost(1)	47	47
Total lease cost(5)	$336	$308
(1) Operating, variable, and short-term lease costs are primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.
(2) For the three months ended March 31, 2026, the Company recorded a net benefit of $26 million from a real estate transaction that resulted in an early termination of a lease.
(3) Amortization of right-of-use assets is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.
(4) Interest on the lease liabilities is included in Interest expense, net in the Condensed Consolidated Statements of Operations.
(5) Total lease cost excludes sublease income for all periods presented, as it was not material.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	March 31,	December 31,
(In millions)	2026	2025
Operating leases:
Operating lease assets	$2,630	$2,563
Current operating lease liabilities	$749	$745
Long-term operating lease liabilities	2,102	2,044
Total operating lease liabilities	$2,851	$2,789
Finance leases:
Property and equipment, net	$347	$306
Current debt	$61	$45
Long-term debt	314	281
Total finance lease liabilities	$375	$326

Subsequent to the quarter end, the Company entered into a finance lease in the amount of $89 million with a commencement date of April 1, 2026.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$294	$197
Finance leases	69	36

5. Goodwill

The following table presents the changes in Goodwill for the three months ended March 31, 2026:

(In millions)
Balance as of December 31, 2025	$3,781
Impact of foreign exchange translation	(51)
Balance as of March 31, 2026	$3,730

As of March 31, 2026 and December 31, 2025, there was a $4 million accumulated goodwill impairment loss.

6. Intangible Assets

The following table summarizes identifiable intangible assets subject to amortization:

	March 31, 2026			December 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$1,564	$(742)	$822	$1,609	$(747)	$862
Trade names and trademarks	64	(32)	32	64	(29)	35
Developed technology	17	(6)	11	17	(5)	12
Total	$1,645	$(780)	$865	$1,690	$(781)	$909

Intangible asset amortization expense was $29 million and $29 million for the three months ended March 31, 2026 and 2025, respectively.

7. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		March 31,	December 31,
(In millions, except percentages)	Rate(1)	2026	2025
Unsecured notes due 2026	1.65%	$400	$400
Unsecured notes due 2029(2)	6.25%	595	594
Unsecured notes due 2031(3)	2.65%	398	398
Unsecured notes due 2034(4)	6.50%	491	491
Euro unsecured notes due 2030 (€500 principal)(5)	3.75%	571	580
Five-Year Term Loan due 2027	5.14%	275	275
Finance leases and other debt	Various	379	327
Total Debt		3,109	3,065
Less: Current debt(6)		463	446
Total Long-term debt		$2,646	$2,619
(1) Interest rate as of March 31, 2026.
(2) Net of unamortized discount and debt issuance costs of $5 million and $6 million as of March 31, 2026 and December 31, 2025, respectively.
(3) Net of unamortized discount and debt issuance costs of $2 million as of March 31, 2026 and December 31, 2025.
(4) Net of unamortized discount and debt issuance costs of $9 million as of March 31, 2026 and December 31, 2025.
(5) Net of unamortized discount and debt issuance costs of $7 million as of March 31, 2026 and December 31, 2025.
(6) As of March 31, 2026, and December 31, 2025, current debt includes $400 million of Unsecured notes due July 2026.

Revolving Credit Facilities

The Company has a five-year unsecured, multicurrency revolving credit facility expiring in 2029 (the “Revolving Credit Agreement”). The aggregate commitment of all lenders under the Revolving Credit Agreement is equal to $800 million, of which $100 million is available for the issuance of letters of credit. As of March 31, 2026, and December 31, 2025, no amounts were outstanding, and letters of credit were $7 million and $6 million, respectively, under the Revolving Credit Agreement.

Borrowings under revolving credit facilities maturing in three months or less are presented net in the Condensed Consolidated Statement of Cash Flows.

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum. As of March 31, 2026, the Company complied with the covenants contained in its debt and financing arrangements.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Receivables sold in period	$601	$602
Cash consideration	597	598
Net cash provided by (used in) operating cash flows	4	(12)

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2026 and December 31, 2025, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		March 31, 2026		December 31, 2025
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$397	$400	$394	$400
Unsecured notes due 2029	2	622	595	631	594
Unsecured notes due 2031	2	356	398	358	398
Unsecured notes due 2034	2	525	491	540	491
Euro unsecured notes due 2030	2	567	571	586	580
Five-Year Term Loan due 2027	2	272	275	272	275

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	March 31, 2026		December 31, 2025		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swaps	$422	$26	$422	$33	Other current liabilities
Cross-currency swaps	1,400	111	1,400	143	Other long-term liabilities

Derivatives designated as fair value hedges:
Cross-currency swaps	$236	$5	$—	$—	Other long-term assets
Cross-currency swaps	—	—	236	1	Other long-term liabilities

Derivatives not designated as hedges:
Foreign currency option contracts	$267	$5	$308	$3	Other current assets
Foreign currency option contracts	274	2	316	4	Other current liabilities
Foreign currency forward contracts	3	—	—	—	Other current assets
Foreign currency forward contracts	139	—	231	1	Other current liabilities

As of March 31, 2026 and December 31, 2025, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)
Net investment hedges
Cross-currency swaps(1)	$39	$(1)	$1	$(76)	$(3)	$1
Cash flow hedges
Interest rate swaps(1)	$—	$—	$—	$(1)	$—	$—
Fair value hedges
Cross-currency swaps(2)	$2	$1	$—	$—	$—	$—
(1) Amounts reclassified to Net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.
(2) Amounts reclassified to Net income are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income (expense), net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Foreign currency gain (loss) on foreign currency contracts	$3	$(8)

9. Restructuring Costs and Other

Restructuring costs and other primarily consisted of severance paid to exiting members of the Company’s leadership team and to individuals as part of an initiative to optimize corporate expenses.

The following table summarizes changes in the restructuring liability, which is included in Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

(In millions)	Severance
Balance as of December 31, 2025	$15
Charges incurred	3
Payments	(4)
Balance as of March 31, 2026	$14

As of March 31, 2026, $10 million of the restructuring liability is expected to be paid in the next 12 months.

10. Divestiture

In 2024, the Company completed the acquisition of Wincanton plc (now Wincanton Limited) (the “Wincanton Acquisition”). The Wincanton Acquisition was subject to review by the U.K. Competition and Markets Authority (the “CMA”). In 2025, the CMA approved the Wincanton Acquisition, subject to the divestment of certain grocery contracts in the U.K. (the “Wincanton Divestment”).

In the fourth quarter of 2025, the Company met the held-for-sale criteria for the anticipated Wincanton Divestment and recorded a $37 million write-down loss, including $4 million of goodwill, $21 million of customer relationships, and $12 million fair value adjustment. In the first quarter of 2026, the Company recorded an additional $21 million impairment due to a further reduction in estimated fair value.

Assets and liabilities held for sale were not material as of March 31, 2026, and December 31, 2025, and are included in Other current assets and Other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The Company expects to complete the Wincanton Divestment before the end of the year.

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

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Interest cost	$(20)	$(21)
Expected return on plan assets	29	27
Amortization of net loss	(2)	(1)
Net periodic pension income(1)	$7	$5
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

Defined contribution plan costs were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Defined contribution costs(1)	$38	$31
(1) Defined contribution plan costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

12. Income Taxes

Income tax expense for the three months ended March 31, 2026, was $12 million compared with $2 million for the same period in 2025. The Company’s effective tax rate for the three months ended March 31, 2026, was an expense on a pre-tax income of 68.9%, compared to an expense on a pre-tax loss of (2.7)% for the same period in 2025. The change to the Company’s effective tax rate was primarily driven by an increase in pre-tax income, as well as an increase in unrecognized tax benefits, and a non-deductible fair value adjustment related to the Wincanton Divestment in the current period, and the regulatory matter in the prior period.

13. Stockholders’ Equity

Stock Repurchase Plan

In February 2025, the Company’s board of directors authorized and announced the repurchase of up to $500 million of its common stock (the “Repurchase Plan”). The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. No shares were repurchased during the first quarter of 2026. As of December 31, 2025, and March 31, 2026, the remaining authorization under the Repurchase Plan was $300 million.

Accumulated Other Comprehensive Income - Loss

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Fair Value Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2025	$147	$(164)	$1	$(1)	$(186)	$2	$(201)
Other comprehensive income (loss) before reclassifications	(54)	39	—	2	3	(2)	(12)
Amounts reclassified to net income	—	—	—	(1)	2	—	1
Tax amounts	(1)	(8)	—	—	(1)	—	(10)
Other comprehensive income (loss), net of tax	(55)	31	—	1	4	(2)	(21)
As of March 31, 2026	$92	$(133)	$1	$—	$(182)	$—	$(222)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2024	$(195)	$31	$4	$(155)	$2	$(313)
Other comprehensive income (loss) before reclassifications	131	(76)	(1)	(6)	(1)	47
Amounts reclassified to net income	—	2	—	1	—	3
Tax amounts	—	17	—	1	—	18
Other comprehensive income (loss), net of tax	131	(57)	(1)	(4)	(1)	68
As of March 31, 2025	$(64)	$(26)	$3	$(159)	$1	$(245)

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 25, 2026 (the “2025 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company,” “our” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in the industry. We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics, and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. Our customers rely on us to move their goods with high efficiency through their supply chains — from the moment goods arrive at our warehouses through fulfillment and distribution, and the management of returned products. Our customer base includes many blue-chip leaders across sectors with high growth and/or durable demand, with significant growth potential through customer outsourcing of logistics services.

Our business model is asset-light and historically resilient in cycles, with high returns, strong free cash flow, and visibility into revenue and earnings. The vast majority of our contracts with customers are long-term, and our warehouse lease arrangements generally align with the length of those contracts. The Company has both fixed-price contracts (closed-book or hybrid) and cost-plus contracts (open-book). Most of our customer contracts contain both fixed and variable components. The fixed component is typically designed to cover warehouse, technology, and equipment costs, while the variable component is determined based on expected volumes and associated labor costs. Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit. Cost-plus contracts provide for the payment of allowable costs incurred during contract performance, plus a specified margin.

Results of Operations

Three Months Ended March 31, 2026 compared with the Three Months Ended March 31, 2025

	Three Months Ended March 31,
(In millions, except percentages)	2026	2025	$ Change	% Change
Revenue	$3,298	$2,977	$321	11%
Direct operating expense	2,808	2,558	250	10%
Selling, general and administrative expense	296	261	35	13%
Depreciation and amortization expense	115	109	6	6%
Transaction and integration costs	16	22	(6)	(27)%
Restructuring costs and other	3	17	(14)	(82)%
Regulatory matter	—	66	(66)	(100)%
Net loss on divestiture of business	21	—	21	n/m
Operating income (loss)	39	(56)	95	n/m
Other income (expense), net	10	(5)	15	n/m
Interest expense, net	(32)	(32)	—	—%
Income (loss) before income taxes	17	(93)	110	n/m
Income tax expense	(12)	(2)	(10)	n/m
Net income (loss)	$5	$(95)	$100	n/m
n/m - not meaningful

Revenue for the three months ended March 31, 2026, increased by 11%, or $321 million, to $3.3 billion compared with $3.0 billion for the same period in 2025. The increase reflects growth in our business and $198 million of foreign currency movements for the three months ended March 31, 2026.

Direct operating expense for the three months ended March 31, 2026, increased by 10%, or $250 million, to $2.8 billion compared with $2.6 billion for the same period in 2025. As a percentage of revenue, Direct operating expense for the three months ended March 31, 2026, decreased to 85.1% compared with 85.9% for the same period in 2025. The increase reflects growth in our business and $158 million of foreign currency movements for the three months ended March 31, 2026. For the three months ended March 31, 2026, we recorded a net benefit of $28 million, primarily in rent expense, from a real estate transaction that resulted in an early termination of a lease. The increase in Direct operating expense before recognizing the real estate transaction was in line with our business growth.

Selling, general and administrative expense (“SG&A”) for the three months ended March 31, 2026, increased by $35 million, to $296 million compared with $261 million for the same period in 2025. The increase reflects growth in our business and $19 million of foreign currency movements for the three months ended March 31, 2026.

Depreciation and amortization expense for the three months ended March 31, 2026, increased by $6 million, to $115 million, compared with $109 million for the same period in 2025. Amortization expense was $29 million for both the three months ended March 31, 2026, and 2025.

Transaction and integration costs for the three months ended March 31, 2026, and 2025, were $16 million and $22 million, respectively, and primarily related to the acquisition and integration of Wincanton plc (now Wincanton Limited).

Restructuring costs and other costs for the three months ended March 31, 2026, and 2025, were $3 million and $17 million, respectively. Restructuring costs primarily consisted of severance paid to exiting members of the Company’s leadership team and to individuals as part of an initiative to optimize corporate expenses.

Regulatory matter for the three months ended March 31, 2025, was $66 million and related to the deductibility of value-added tax payments we made to certain third-party service providers, which was settled in 2025.

Net loss on divestiture of business for the three months ended March 31, 2026, was $21 million, and related to a further reduction of the estimated fair value of certain grocery contracts. See Note 10. “Divestiture,” to the Condensed Consolidated Financial Statements.

Other income (expense), net increased from expense to income, primarily due to foreign currency gain on foreign currency contracts. Other income (expense), net was as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2026	2025	$ Change	% Change
Net periodic pension income	$7	$5	$2	40%
Foreign currency gain (loss):
Realized loss on foreign currency contracts	(1)	—	(1)	n/m
Unrealized gain (loss) on foreign currency contracts	4	(10)	14	n/m
Foreign currency transaction and remeasurement gain, net of foreign currency contracts on intercompany loans	1	—	1	n/m
Total foreign currency gain (loss)	4	(10)	14	n/m
Other	(1)	—	(1)	n/m
Other income (expense), net	$10	$(5)	$15	n/m
n/m - not meaningful

Interest expense, net was as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2026	2025	$ Change	% Change
Debt and capital leases	$43	$43	$—	—%
Cross-currency swaps	(8)	(9)	1	(11)%
Interest income	(3)	(2)	(1)	50%
Interest expense, net	$32	$32	$—	—%

Income (loss) before income taxes for the three months ended March 31, 2026, was income of $17 million compared with a loss of $93 million for the same period in 2025. The increase from loss to income reflects higher operating income, primarily due to growth in our business and a net benefit of $28 million from a real estate transaction, lower regulatory matters, and unrealized gain on foreign currency contracts.

Income tax expense for the three months ended March 31, 2026, was $12 million compared with $2 million for the same period in 2025. Our effective tax rate for the three months ended March 31, 2026, was an expense on a pre-tax income of 68.9%, compared to an expense on a pre-tax loss of (2.7)% for the same period in 2025. The change to our effective tax rate was primarily driven by an increase in pre-tax income, as well as an increase in unrecognized tax benefits, and a non-deductible fair value adjustment related to the Wincanton Divestment in the current period, and the regulatory matter in the prior period.

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

As of March 31, 2026, we held cash and cash equivalents of $794 million and restricted cash of $3 million, and we had $793 million of borrowing capacity, net of letters of credit under our revolving credit facility.

In February 2025, our board of directors authorized and announced the repurchase of up to $500 million of our common stock (the “Repurchase Plan”). The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. We expect to fund any remaining repurchases with existing cash on hand, borrowings on our revolving credit facility, and/or other financing sources. No shares were repurchased during the first quarter of 2026. As of March 31, 2026, the remaining authorization under the Repurchase Plan was $300 million.

We believe that our cash and cash equivalents on hand, our cash flows generated by our operations, amounts available under the revolving credit facility, the use of our factoring programs, and refinancing options available to us in the capital markets, will provide sufficient liquidity to operate our business, including the repayment of the current portion of our debt, for at least the next 12 months and for the foreseeable future thereafter.

For additional information regarding our cash requirements from lease obligations, indebtedness, and contractual obligations, see Note 4. “Leases,” Note 7. “Debt and Financing Arrangements,” and Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

	March 31,	December 31,
(In millions, except percentages)	2026	2025	$ Change	% Change
Current assets	$3,211	$3,288	$(77)	(2)%
Long-term assets	8,983	8,974	9	—%
Current liabilities	3,775	3,875	(100)	(3)%
Long-term liabilities	5,416	5,372	44	1%

There were no material changes in our total assets and total liabilities from December 31, 2025, to March 31, 2026.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Three Months Ended March 31,
(In millions, except percentages)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$31	$29	$2	7%
Net cash used in investing activities	(62)	(77)	15	(19)%
Net cash used in financing activities	(26)	(66)	40	(61)%
Effect of exchange rates on cash and cash equivalents	(3)	11	(14)	n/m
Net decrease in cash, restricted cash and cash equivalents	$(60)	$(103)	$43	(42)%
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2026, increased by $2 million compared with the same period in 2025. The increase was due to higher net income adjusted for the net effect of non-cash items, offset by working capital consumption in 2026.

Investing Activities

Investing activities used $62 million and $77 million of cash for the three months ended March 31, 2026, and March 31, 2025, respectively. During the three months ended March 31, 2026, we utilized $65 million of cash to purchase property and equipment and received $3 million from the sale of property and equipment. During the three months ended March 31, 2025, we utilized $78 million of cash to purchase property and equipment and received $1 million from the sale of property and equipment.

Financing Activities

Financing activities used $26 million and $66 million of cash for the three months ended March 31, 2026, and March 31, 2025, respectively. The primary use of cash from financing activities during the three months ended March 31, 2026, was $15 million in payments for employee taxes on net settlement of equity awards and $14 million to repay finance lease obligations, partially offset by $7 million in proceeds from the exercise of stock options. The primary use of cash from financing activities during the three months ended March 31, 2025, was $106 million used to repurchase shares of our common stock pursuant to the Repurchase Plan, $11 million to repay finance lease obligations and $6 million in payments for employee taxes on net settlement of equity awards, partially offset by $56 million of net borrowings under revolving credit facilities.

Guaranteed Securities: Summarized Financial Information

The following information is provided to comply with Rule 13-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended, for the €500 million 3.750% notes due 2030 issued by GXO Logistics Capital B.V. (“GXO Capital”), a subsidiary of the Company incorporated under the laws of the Netherlands. GXO Capital was incorporated in October 2025.

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

The following tables set forth the summarized financial information for the three months ended March 31, 2026, and as of March 31, 2026, and December 31, 2025, of GXO and GXO Capital, on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted in the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between GXO and GXO Capital. This summarized financial information is not intended to present the financial position or results of operations of GXO or GXO Capital in accordance with U.S. generally accepted accounting principles (“GAAP”).

GXO
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

Three Months Ended
(In millions)	March 31, 2026
Revenue	$—
Costs and expenses	6
Operating loss	(6)
Other income from non-guarantor subsidiaries	10
Other income, net	3
Interest income from non-guarantor subsidiaries	11
Interest expense, net	(17)
Net income attributable to GXO standalone	$1

GXO
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

	March 31,	December 31,
(In millions)	2026	2025
Current assets	$572	$519
Investments in non-guarantor subsidiaries	2,361	2,361
Notes receivable from non-guarantor subsidiaries	717	860
Other noncurrent assets	77	81
Total assets	$3,727	$3,821

Accounts payable to non-guarantor subsidiaries	$511	$384
Current debt	400	400
Other current liabilities	79	93
Long-term debt	1,758	1,758
Notes payable to non-guarantor subsidiaries	4	210
Other noncurrent liabilities	135	167
Total liabilities	$2,887	$3,012

GXO Capital
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

Three Months Ended
(In millions)	March 31, 2026
Revenue	$—
Costs and expenses	—
Operating income	—
Interest expense, net	(5)
Income tax benefit	1
Loss attributable to GXO Capital standalone	$(4)

GXO Capital
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

	March 31,	December 31,
(In millions)	2026	2025
Current assets	$2	$3
Investments in non-guarantor subsidiaries	2,350	2,350
Other noncurrent assets	—	1
Total assets	$2,352	$2,354

Current liabilities	$8	$6
Long-term debt	571	580
Total liabilities	$579	$586

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2026, the Company’s contractual obligations had not materially changed compared with December 31, 2025.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Critical Accounting Policies” in Part II, Item 7 of our 2025 Form 10-K.

Accounting Pronouncements

Information related to new accounting standards is included in Note 1. “Basis of Presentation and Significant Accounting Policies and Estimates” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements primarily due to variable-rate debt and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the three months ended March 31, 2026, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2026, were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors as previously disclosed in “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+
Employment contract between GXO Logistics Netherlands B.V. and Bart Beeks, dated as of February 12, 2026. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 25, 2026).

10.2+
Benefits Letter between GXO Logistics, Inc. and Bart Beeks, dated as of January 29, 2026. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 25, 2026).

10.3+
Offer letter between GXO Logistics, Inc. and Karen Bomber, dated as of January 15, 2026. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 25, 2026).

10.4+
Offer Letter, dated March 2, 2026, between Mark Suchinski and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on March 6, 2026).

10.5+
Settlement Agreement, dated as of February 20, 2026, by and between GXO Logistics UK Limited and Richard Cawston (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 25, 2026).

10.6+
Offer Letter, dated January 29, 2026, between Laura Bracken and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on January 29, 2026).

10.7*+	Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Compensation Plan).
10.8*+	Form of Performance Share Unit Award Agreement (2021 Omnibus Incentive Compensation Plan).
31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

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

GXO Logistics, Inc.

Date: May 6, 2026	By:	/s/ Patrick Kelleher
Patrick Kelleher
(Chief Executive Officer)
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Mark Suchinski
Mark Suchinski
(Chief Financial Officer)
(Principal Financial Officer)