Form 10-Q
period 2026-06-30
GXO Logistics, Inc.
filed 2026-08-05
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 3, 2026, there were 114,684,579 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$3,441	$3,299	$6,739	$6,276
Direct operating expense	2,933	2,813	5,741	5,371
Selling, general and administrative expense	295	272	591	533
Depreciation and amortization expense	117	110	232	219
Transaction and integration costs	12	14	28	36
Restructuring costs and other	5	2	8	19
Regulatory matter	—	(1)	—	65
Net loss on divestiture of business	2	—	23	—
Operating income	77	89	116	33
Other income (expense), net	6	(10)	16	(15)
Interest expense, net	(35)	(36)	(67)	(68)
Income (loss) before income taxes	48	43	65	(50)
Income tax expense	(21)	(15)	(33)	(17)
Net income (loss)	27	28	32	(67)
Net income attributable to noncontrolling interests (“NCI”)	(2)	(2)	(3)	(3)
Net income (loss) attributable to GXO	$25	$26	$29	$(70)

Earnings (loss) per share
Basic	$0.22	$0.23	$0.25	$(0.60)
Diluted	$0.22	$0.23	$0.25	$(0.60)

Weighted-average shares outstanding used in computation of earnings (loss) per share
Basic	115,013	114,812	114,862	116,890
Diluted	115,718	115,055	115,780	116,890

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$27	$28	$32	$(67)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	136	(24)	210
Cash flow hedges	(1)	—	(1)	(1)
Fair value hedges	(3)	—	(2)	—
Pension plans	1	(8)	5	(12)
Other comprehensive income (loss), net of tax	(3)	128	(22)	197
Comprehensive income, net of tax	24	156	10	130
Less: Comprehensive income attributable to NCI	—	5	3	7
Comprehensive income attributable to GXO	$24	$151	$7	$123

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$769	$854
Accounts receivable, net of allowance of $14 and $15	2,070	2,028
Other current assets	414	406
Total current assets	3,253	3,288
Long-term assets
Property and equipment, net of accumulated depreciation of $2,208 and $2,126	1,261	1,151
Operating lease assets	2,698	2,563
Goodwill	3,727	3,781
Intangible assets, net of accumulated amortization of $805 and $781	839	909
Other long-term assets	593	570
Total long-term assets	9,118	8,974
Total assets	$12,371	$12,262
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$707	$758
Accrued expenses	1,445	1,492
Current debt	751	446
Current operating lease liabilities	779	745
Other current liabilities	439	434
Total current liabilities	4,121	3,875
Long-term liabilities
Long-term debt	2,452	2,619
Long-term operating lease liabilities	2,137	2,044
Other long-term liabilities	639	709
Total long-term liabilities	5,228	5,372
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common Stock, $0.01 par value per share; 300,000 shares authorized, 120,458 and 119,868 shares issued and 114,770 and 114,512 shares outstanding, respectively	1	1
Treasury stock, at cost; 5,688 and 5,356 shares, respectively	(218)	(202)
Preferred Stock, $0.01 par value per share; 10,000 shares authorized, 0 issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,680	2,667
Retained earnings	747	718
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(223)	(201)
Total stockholders’ equity before NCI	2,987	2,983
NCI	35	32
Total equity	3,022	3,015
Total liabilities and equity	$12,371	$12,262

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$32	$(67)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	232	219
Stock-based compensation expense	23	23
Deferred tax benefit	(1)	(25)
Other	(8)	7
Changes in operating assets and liabilities
Accounts receivable	(63)	18
Other assets	(36)	39
Accounts payable	(44)	(151)
Accrued expenses and other liabilities	(28)	(31)
Net cash provided by operating activities	107	32
Cash flows from investing activities:
Capital expenditures	(130)	(125)
Proceeds from sale of property and equipment	4	2
Net cash used in investing activities	(126)	(123)
Cash flows from financing activities:
Common stock repurchased and excise tax paid	(18)	(200)
Net borrowings under revolving credit facilities	—	8
Repayments of debt	—	(55)
Repayments of finance lease obligations	(25)	(24)
Proceeds from exercise of stock options	7	—
Taxes paid related to net share settlement of equity awards	(17)	(7)
Net obligations under factoring arrangements	(10)	(12)
Net changes in bank overdraft positions	1	64
Other	—	(1)
Net cash used in financing activities	(62)	(227)
Effect of exchange rates on cash and cash equivalents	(3)	40
Net decrease in cash, restricted cash and cash equivalents	(84)	(278)
Cash, restricted cash and cash equivalents, beginning of period	857	485
Cash, restricted cash and cash equivalents, end of period	$773	$207
Non-cash financing activities:
Excise tax liability related to stock repurchases	$—	$2
Reconciliation of cash, restricted cash and cash equivalents	June 30, 2026	December 31, 2025
Cash and cash equivalents	$769	$854
Restricted Cash (included in Other current assets)	3	2
Restricted Cash (included in Other long-term assets)	1	1
Total cash, restricted cash and cash equivalents	$773	$857

See accompanying Notes to Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of March 31, 2026	115,024	$1	$(202)	$2,669	$722	$(222)	$2,968	$35	$3,003
Net income	—	—	—	—	25	—	25	2	27
Other comprehensive income (loss)	—	—	—	—	—	(1)	(1)	(2)	(3)
Common stock issued under employee stock plans and exercises of stock options	103	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(25)	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	13	—	—	13	—	13
Common stock repurchased	(332)	—	(16)	—	—	—	(16)	—	(16)
Balance as of June 30, 2026	114,770	$1	$(218)	$2,680	$747	$(223)	$2,987	$35	$3,022

	Common Stock			APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
(Shares in thousands, dollars in millions)	Shares	Amount	Treasury Stock
Balance as of December 31, 2025	114,512	$1	$(202)	$2,667	$718	$(201)	$2,983	$32	$3,015
Net income (loss)	—	—	—	—	29	—	29	3	32
Other comprehensive income	—	—	—	—	—	(22)	(22)	—	(22)
Common stock issued under employee stock plans and exercises of stock options	890	—	—	7	—	—	7	—	7
Tax withholding on vesting of stock-based compensation awards	(300)	—	—	(17)	—	—	(17)	—	(17)
Stock-based compensation	—	—	—	23	—	—	23	—	23
Common stock repurchased	(332)	—	(16)	—	—	—	(16)	—	(16)
Balance as of June 30, 2026	114,770	$1	$(218)	$2,680	$747	$(223)	$2,987	$35	$3,022

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

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements in interim and annual reporting periods. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows and is currently evaluating the impact of adopting this standard on its disclosures.

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

2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
United Kingdom	$1,684	$1,590	$3,279	$2,981
United States	782	767	1,533	1,519
Netherlands	256	253	526	485
France	213	216	421	402
Spain	181	166	343	309
Italy	112	105	221	200
Other	213	202	416	380
Total	$3,441	$3,299	$6,739	$6,276

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Omnichannel retail	$1,637	$1,626	$3,198	$3,048
Technology and consumer electronics	439	402	872	795
Industrial and manufacturing	408	403	802	765
Consumer packaged goods	331	290	665	574
Food and beverage	341	359	658	673
Other	285	219	544	421
Total	$3,441	$3,299	$6,739	$6,276

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	June 30,	December 31,
(In millions)	2026	2025
Contract assets and contract costs included in:
Other current assets	$35	$36
Other long-term assets	254	235
Total contract assets	$289	$271
Contract liabilities included in:
Other current liabilities	$272	$279
Other long-term liabilities	110	101
Total contract liabilities	$382	$380

Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration, or the amount due from a customer before the related services have been transferred. Revenue recognized included in contract liabilities at the beginning of the period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenue recognized	$17	$24	$229	$221

3. Segment Information

The Company is organized geographically into three operating segments: (i) Americas and Asia-Pacific, (ii) United Kingdom and Ireland, and (iii) Continental Europe. The Company’s reporting unit results are regularly provided to the Chief Operating Decision Maker (“CODM”). The CODM is our Chief Executive Officer, who assesses the Company’s performance and allocates resources.

The CODM evaluates the Company’s performance and allocates resources primarily based on adjusted earnings before interest, taxes, depreciation and amortization, adjusted for transaction and integration costs, restructuring costs and other, regulatory matters, net loss on divestiture of business and unrealized gain/loss on foreign currency contracts (“Adjusted EBITDA”). The CODM uses Adjusted EBITDA to communicate performance targets to the segment managers, to allocate resources to the segments, and to monitor segment performance. Additionally, the CODM considers the performance of this measure against planned and forecasted amounts to make investing and resource allocation decisions. The actual results are used in assessing the performance of the Company and in establishing management’s compensation.

For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.

The Company’s segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenue	$3,441	$3,299	$6,739	$6,276
Direct operating expense	2,933	2,813	5,741	5,371
Selling, general and administrative expense(1)	281	257	561	503
Other income (expense), net(2)(3)	(6)	2	(12)	(3)
Segment Adjusted EBITDA	$233	$227	$449	$405
Less:
Corporate expenses(4)	14	15	30	30
Depreciation expense	89	80	175	160
Amortization of intangible assets acquired	28	30	57	59
Transaction and integration costs	12	14	28	36
Restructuring costs and other	5	2	8	19
Regulatory matter	—	(1)	—	65
Net loss on divestiture of business	2	—	23	—
Unrealized (gain) loss on foreign currency contracts(3)	—	8	(4)	18
Interest expense, net	35	36	67	68
Income (loss) before income taxes	48	43	65	(50)
Income tax expense	(21)	(15)	(33)	(17)
Net income (loss)	$27	$28	$32	$(67)
(1) Excludes unallocated corporate expenses.
(2) Other income (expense), net, excluding unrealized (gain) loss on foreign currency contracts.
(3) Included in Other income (expense), net in the Condensed Consolidated Statements of Operations.
(4) Corporate expenses include unallocated costs related to corporate functions such as salaries and benefits, rent, and professional fees, which are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

4. Leases

The Company has entered into noncancelable operating and finance leases primarily for real estate and warehouse equipment. The Company determines whether an arrangement is a lease at inception and, if so, whether that lease meets the classification criteria for a finance or an operating lease at the commencement date.

Total lease cost recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating lease cost(1)(2)	$226	$238	$438	$444
Finance lease cost:
Amortization of the right-of-use assets(3)	16	8	26	15
Interest on the lease liabilities(4)	8	4	12	8
Total finance lease cost	24	12	38	23
Variable lease cost(1)	69	42	132	86
Short-term lease cost(1)	54	49	101	96
Total lease cost(5)	$373	$341	$709	$649

(1) Operating, variable, short-term lease costs are primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.
(2) For the three and six months ended June 30, 2026, the Company recorded a net benefit of $4 million and $30 million, respectively, from a real estate transaction that resulted in an early termination of a lease.
(3) Amortization of right-of-use assets is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.
(4) Interest on the lease liabilities is included in Interest expense, net in the Condensed Consolidated Statements of Operations.
(5) Total lease cost excludes sublease income for all periods presented, as it was not material.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	June 30,	December 31,
(In millions)	2026	2025
Operating leases:
Operating lease assets	$2,698	$2,563

Current operating lease liabilities	$779	$745
Long-term operating lease liabilities	2,137	2,044
Total operating lease liabilities	$2,916	$2,789

Finance leases:
Property and equipment, net	$432	$306

Current debt	$74	$45
Long-term debt	401	281
Total finance lease liabilities	$475	$326

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$559	$514
Finance leases	178	85

5. Goodwill

The following table presents the changes in Goodwill for the six months ended June 30, 2026:

(In millions)
Balance as of December 31, 2025	$3,781
Impact of foreign exchange translation	(54)
Balance as of June 30, 2026	$3,727

6. Intangible Assets

The following table summarizes identifiable intangible assets subject to amortization:

	June 30, 2026			December 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$1,564	$(765)	$799	$1,609	$(747)	$862
Trade names and trademarks	63	(33)	30	64	(29)	35
Developed technology	17	(7)	10	17	(5)	12
Total	$1,644	$(805)	$839	$1,690	$(781)	$909

Intangible asset amortization expense was $28 million and $30 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $57 million and $59 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

7. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		June 30,	December 31,
(In millions, except percentages)	Rate(1)	2026	2025
Unsecured notes due 2026	1.65%	$400	$400
Unsecured notes due 2029(2)	6.25%	595	594
Unsecured notes due 2031(3)	2.65%	398	398
Unsecured notes due 2034(4)	6.50%	491	491
Euro unsecured notes due 2030 (€500 principal)(5)	3.75%	565	580
Five-Year Term Loan due 2027	5.12%	275	275
Finance leases and other debt	Various	479	327
Total Debt		$3,203	$3,065
Less: Current debt(6)		751	446
Total Long-term debt		$2,452	$2,619
(1) Interest rate as of June 30, 2026.
(2) Net of unamortized discount and debt issuance costs of $5 million and $6 million as of June 30, 2026 and December 31, 2025, respectively.
(3) Net of unamortized discount and debt issuance costs of $2 million as of June 30, 2026 and December 31, 2025.
(4) Net of unamortized discount and debt issuance costs of $9 million as of June 30, 2026 and December 31, 2025.
(5) Net of unamortized discount and debt issuance costs of $6 million and $7 million as of June 30, 2026 and December 31, 2025, respectively.
(6) As of June 2026, current debt includes $400 million unsecured notes due in July 2026 and $275 million five-year term loan due in May 2027. As of December 31, 2025, current debt includes $400 million unsecured notes due in July 2026.

Repayments of Debt

Upon maturity in July 2026, the Company repaid $400 million of unsecured notes using cash on hand.

Revolving Credit Facilities

The Company has a five-year unsecured, multicurrency revolving credit facility expiring in 2029 (the “Revolving Credit Agreement”). The aggregate commitment of all lenders under the Revolving Credit Agreement is equal to $800 million, of which $100 million is available for the issuance of letters of credit. As of June 30, 2026 and December 31, 2025, no amounts were outstanding, and letters of credit were $7 million and $6 million, respectively, under the Revolving Credit Agreement.

Borrowings under revolving credit facilities maturing in three months or less are presented net in the Condensed Consolidated Statement of Cash Flows.

Covenants and Compliance

The covenants for the Company’s debt securities, which are customary for financings of this type, limit the Company’s ability to incur indebtedness and grant liens, among other restrictions. In addition, the facilities require the Company to maintain a consolidated leverage ratio below a specified maximum. As of June 30, 2026, the Company complied with the covenants contained in its debt and financing arrangements.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. Information related to the trade receivables sold under the factoring agreements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Receivables sold in period	$661	$792	$1,262	$1,394
Cash consideration	658	787	1,255	1,385

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2026 and December 31, 2025, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		June 30, 2026		December 31, 2025
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$400	$400	$394	$400
Unsecured notes due 2029	2	620	595	631	594
Unsecured notes due 2031	2	355	398	358	398
Unsecured notes due 2034	2	525	491	540	491
Euro unsecured notes due 2030	2	569	565	586	580
Five-Year Term Loan due 2027	2	273	275	272	275

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	June 30, 2026		December 31, 2025		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swaps	$600	$50	$422	$33	Other current liabilities
Cross-currency swaps	1,222	83	1,400	143	Other long-term liabilities

Derivatives designated as fair value hedges:
Cross-currency swaps	$236	$5	$—	$—	Other long-term assets
Cross-currency swaps	—	—	236	1	Other long-term liabilities

Derivatives not designated as hedges:
Foreign currency option contracts	$217	$3	$308	$3	Other current assets
Foreign currency option contracts	223	1	316	4	Other current liabilities
Foreign currency forward contracts	137	—	—	—	Other current assets
Foreign currency forward contracts	3	—	231	1	Other current liabilities

As of June 30, 2026 and December 31, 2025, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)
Net investment hedges
Cross-currency swaps(1)	$6	$1	$1	$45	$—	$2
Cash flow hedges
Interest rate swaps(1)	—	1	—	—	1	—
Fair value hedges
Cross-currency swaps(2)	(3)	—	—	(1)	1	—
(1) Amounts reclassified to Net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.
(2) Amounts reclassified to Net income are reported in Other income, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)
Net investment hedges
Cross-currency swaps(1)	$(195)	$—	$1	$(271)	$(3)	$2
Cash flow hedges
Interest rate swaps(1)	(1)	—	—	(2)	—	—
(1) Amounts reclassified to Net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses recognized in Other income (expense), net in the Condensed Consolidated Statements of Operations for foreign currency options and forward contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Foreign currency gain (loss) on foreign currency contracts	$2	$(6)	$5	$(14)

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

(In millions)
Balance as of December 31, 2025	$15
Charges incurred	8
Payments	(13)
Balance as of June 30, 2026	$10

As of June 30, 2026, $8 million of the restructuring liability is expected to be paid in the next 12 months.

10. Divestiture

In 2024, the Company completed the acquisition of Wincanton plc (now Wincanton Limited) (the “Wincanton Acquisition”). The Wincanton Acquisition was subject to review by the U.K. Competition and Markets Authority (the “CMA”). In 2025, the CMA approved the Wincanton Acquisition, subject to the divestment of certain grocery contracts in the U.K. (the “Wincanton Divestment”).

In the fourth quarter of 2025, the Company met the held-for-sale criteria for the anticipated Wincanton Divestment and recorded a $37 million write-down loss, including $4 million of goodwill, $21 million of customer relationships, and a $12 million fair value adjustment. For the three and six months ended June 30, 2026, the Company recorded $2 million and $23 million, respectively, as an additional impairment due to a further reduction in estimated fair value.

Assets and liabilities held for sale were not material as of June 30, 2026 and December 31, 2025, and are included in Other current assets and Other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. The Company expects to complete the Wincanton Divestment before the end of the year.

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

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest cost	$(21)	$(21)	$(41)	$(42)
Expected return on plan assets	29	27	58	54
Amortization of net loss	(1)	(2)	(3)	(3)
Net periodic pension income(1)	$7	$4	$14	$9
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

Defined contribution plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Defined contribution costs(1)	$26	$23	$64	$54
(1) Defined contribution plan costs were primarily recorded in Direct operating expense in the Condensed Consolidated Statements of Operations.

12. Income Taxes

Income tax expense for the six months ended June 30, 2026, was $33 million compared with $17 million for the six months ended June 30, 2025. The Company’s effective tax rate for the six months ended June 30, 2026 and June 30, 2025, was an expense on pre-tax income of 50.6% and an expense on pre-tax loss of (35.3)%, respectively. The change to the Company’s effective tax rate was primarily driven by an increase in pre-tax income, an increase in unrecognized tax benefits for the six months ended June 30, 2026, and a regulatory matter during the six months ended June 30, 2025.

13. Stockholders’ Equity

Stock Repurchase Plan

In 2025, the Company’s board of directors authorized and announced a repurchase plan for up to $500 million of its common stock (the “Repurchase Plan”). The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time.
The repurchase of shares of the Company’s common stock is recorded as treasury stock within equity and is accounted for under the cost method, inclusive of share repurchase costs and excise tax on share repurchases in excess of issuances. During the six months ended June 30, 2026 and June 30, 2025, the Company repurchased approximately 332 thousand and 5.4 million shares of its common stock for an aggregate purchase price of $16 million and $202 million, respectively, including share repurchase costs and excise tax. As of June 30, 2026 and December 31, 2025, $284 million and $300 million remained authorized under the Repurchase Plan, respectively. During July 2026, the Company repurchased an additional 104 thousand shares of its common stock for an aggregate purchase price of $5 million, including share repurchase costs.

Accumulated Other Comprehensive Income - Loss

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Fair Value Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of March 31, 2026	$92	$(133)	$1	$—	$(182)	$—	$(222)
Other comprehensive income (loss) before reclassifications	(4)	6	—	(3)	—	2	1
Amounts reclassified to net income	—	(2)	(1)	—	1	—	(2)
Tax amounts	1	(1)	—	—	—	—	—
Other comprehensive income (loss), net of tax	(3)	3	(1)	(3)	1	2	(1)
As of June 30, 2026	$89	$(130)	$—	$(3)	$(181)	$2	$(223)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Fair Value Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2025	$147	$(164)	$1	$(1)	$(186)	$2	$(201)
Other comprehensive income (loss) before reclassifications	(58)	45	—	(1)	3	—	(11)
Amounts reclassified to net income	—	(2)	(1)	(1)	3	—	(1)
Tax amounts	—	(9)	—	—	(1)	—	(10)
Other comprehensive income (loss), net of tax	(58)	34	(1)	(2)	5	—	(22)
As of June 30, 2026	$89	$(130)	$—	$(3)	$(181)	$2	$(223)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of March 31, 2025	$(64)	$(26)	$3	$(159)	$1	$(245)
Other comprehensive income (loss) before reclassifications	288	(194)	(1)	(12)	(3)	78
Amounts reclassified to net income	—	(1)	—	2	—	1
Tax amounts	(1)	44	1	2	—	46
Other comprehensive income (loss), net of tax	287	(151)	—	(8)	(3)	125
As of June 30, 2025	$223	$(177)	$3	$(167)	$(2)	$(120)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2024	$(195)	$31	$4	$(155)	$2	$(313)
Other comprehensive income (loss) before reclassifications	419	(270)	(2)	(18)	(4)	125
Amounts reclassified to net loss	—	1	—	3	—	4
Tax amounts	(1)	61	1	3	—	64
Other comprehensive income (loss), net of tax	418	(208)	(1)	(12)	(4)	193
As of June 30, 2025	$223	$(177)	$3	$(167)	$(2)	$(120)

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

Results of Operations

Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

	Three Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Revenue	$3,441	$3,299	$142	4%
Direct operating expense	2,933	2,813	120	4%
Selling, general and administrative expense	295	272	23	8%
Depreciation and amortization expense	117	110	7	6%
Transaction and integration costs	12	14	(2)	(14)%
Restructuring costs and other	5	2	3	n/m
Regulatory matter	—	(1)	1	(100)%
Net loss on divestiture of business	2	—	2	n/m
Operating income	77	89	(12)	(13)%
Other income (expense), net	6	(10)	16	n/m
Interest expense, net	(35)	(36)	1	(3)%
Income before income taxes	48	43	5	12%
Income tax expense	(21)	(15)	(6)	40%
Net income	$27	$28	$(1)	(4)%
n/m - not meaningful

Revenue for the three months ended June 30, 2026, increased by 4%, or $142 million, to $3.4 billion compared with $3.3 billion for the same period in 2025. The increase reflects growth in our business and $29 million of foreign currency movements for the three months ended June 30, 2026.

Direct operating expense for the three months ended June 30, 2026, increased by 4%, or $120 million, to $2.9 billion compared with $2.8 billion for the same period in 2025. As a percentage of revenue, Direct operating expense for the three months ended June 30, 2026, was 85.2% compared with 85.3% for the same period in 2025. The increase in Direct operating expense reflects growth in our business and $24 million of foreign currency movements for the three months ended June 30, 2026.

Selling, general and administrative expense for the three months ended June 30, 2026, increased by $23 million, to $295 million compared with $272 million for the same period in 2025. The increase reflects growth in our business.

Other income (expense), net increased from expense to income, due to higher pension income and foreign currency gain on foreign currency contracts in the current period. Other income (expense), net was as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Net periodic pension income	$6	$4	$2	50%
Foreign currency gain (loss):
Realized gain (loss) on foreign currency contracts	1	(4)	5	n/m
Unrealized loss on foreign currency contracts	—	(8)	8	(100)%
Foreign currency transaction and remeasurement loss, net of foreign currency contracts on intercompany loans	(1)	(2)	1	(50)%
Total foreign currency loss	—	(14)	14	(100)%
Other income (expense), net	$6	$(10)	$16	n/m
n/m - not meaningful

Interest expense, net was as follows:

	Three Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Debt and capital leases	$44	$45	$(1)	(2)%
Cross-currency swaps	(8)	(8)	—	—%
Interest income	(1)	(1)	—	—%
Interest expense, net	$35	$36	$(1)	(3)%

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

	Six Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Revenue	$6,739	$6,276	$463	7%
Direct operating expense	5,741	5,371	370	7%
Selling, general and administrative expense	591	533	58	11%
Depreciation and amortization expense	232	219	13	6%
Transaction and integration costs	28	36	(8)	(22)%
Restructuring costs and other	8	19	(11)	(58)%
Regulatory matter	—	65	(65)	(100)%
Net loss on divestiture of business	23	—	23	n/m
Operating income	116	33	83	n/m
Other income (expense), net	16	(15)	31	n/m
Interest expense, net	(67)	(68)	1	(1)%
Income (loss) before income taxes	65	(50)	115	n/m
Income tax expense	(33)	(17)	(16)	94%
Net income (loss)	$32	$(67)	$99	n/m
n/m - not meaningful

Revenue for the six months ended June 30, 2026, increased by 7%, or $463 million, to $6.7 billion compared with $6.3 billion for the same period in 2025. The increase reflects growth in our business and $227 million of foreign currency movements for the six months ended June 30, 2026.

Direct operating expense for the six months ended June 30, 2026, increased by 7%, or $370 million, to $5.7 billion compared with $5.4 billion for the same period in 2025. As a percentage of revenue, Direct operating expense for the six months ended June 30, 2026, was 85.2% compared with 85.6% for the same period in 2025. The increase in Direct operating expense reflects growth in our business and $191 million of foreign currency movements for the six months ended June 30, 2026. For the six months ended June 30, 2026, we recorded a net benefit of $30 million, primarily in rent expense, from a real estate transaction that occurred in the fourth quarter of 2025, which resulted in an early termination of a lease. The increase in Direct operating expense before recognizing the real estate transaction was in line with our business growth.

Selling, general and administrative expense for the six months ended June 30, 2026, increased by $58 million, to $591 million compared with $533 million for the same period in 2025. The increase reflects growth in our business and $22 million of foreign currency movements for the six months ended June 30, 2026.

Transaction and integration costs for the six months ended June 30, 2026 and June 30, 2025, were $28 million and $36 million, respectively, and primarily related to the acquisition and integration of Wincanton.

Restructuring costs and other costs for the six months ended June 30, 2026 and June 30, 2025, were $8 million and $19 million, respectively. Restructuring costs primarily consisted of severance paid to exiting members of the Company’s leadership team and to individuals as part of an initiative to optimize corporate expenses.

Regulatory matter for the six months ended June 30, 2025 was $65 million and related to the deductibility of value-added tax payments we made to certain third-party service providers, which was settled in 2025.

Net loss on divestiture of business for the six months ended June 30, 2026, was $23 million and related to a further reduction of the estimated fair value of certain grocery contracts. See Note 10. “Divestiture,” to the Condensed Consolidated Financial Statements.

Other income (expense), net increased from expense to income, due to higher pension income and foreign currency gain on foreign currency contracts in the current period. Other income (expense), net was as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Net periodic pension income	$13	$9	$4	44%
Foreign currency gain (loss):
Realized loss on foreign currency contracts	—	(4)	4	(100)%
Unrealized gain (loss) on foreign currency contracts	4	(18)	22	n/m
Foreign currency transaction and remeasurement loss, net of foreign currency contracts on intercompany loans	—	(2)	2	(100)%
Total foreign currency gain (loss)	4	(24)	28	n/m
Other	(1)	—	(1)	n/m
Other income (expense), net	$16	$(15)	$31	n/m
n/m - not meaningful

Interest expense, net was as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Debt and capital leases	$87	$88	$(1)	(1)%
Cross-currency swaps	(16)	(17)	1	(6)%
Interest income	(4)	(3)	(1)	33%
Interest expense, net	$67	$68	$(1)	(1)%

Income (loss) before income taxes for the six months ended June 30, 2026, was income of $65 million compared with a loss of $50 million for the same period in 2025. The increase from loss to income reflects higher operating income, primarily due to growth in our business, including a net benefit of $30 million from a real estate transaction, and the non-recurrence of a regulatory matter in 2025, offset by a net loss related to the Wincanton Divestment and other income from higher pension income and foreign currency gains on foreign currency contracts.

Income tax expense for the six months ended June 30, 2026, was $33 million compared with $17 million for the same period in 2025. Our effective tax rate for the six months ended June 30, 2026, was an expense on pre-tax income of 50.6%, compared to an expense on pre-tax loss of (35.3)% for the same period in 2025. The change to our effective tax rate was primarily driven by an increase in pre-tax income, an increase in unrecognized tax benefits for the six months ended June 30, 2026, and a regulatory matter during the six months ended June 30, 2025.

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

As of June 30, 2026, we held cash and cash equivalents of $769 million and restricted cash of $4 million, and we had $793 million of borrowing capacity, net of letters of credit under our revolving credit facility. Upon maturity in July 2026, we repaid $400 million of unsecured notes using cash on hand.

In 2025, our board of directors authorized and announced a repurchase plan for up to $500 million of our common stock (the “Repurchase Plan”). The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time. We expect to fund any remaining repurchases with existing cash on hand, borrowings under our revolving credit facility, and/or other financing sources. In the second quarter of 2026, we repurchased $16 million of shares. As of June 30, 2026, $284 million remained authorized under the Repurchase Plan. During July 2026, we repurchased an additional $5 million of shares.

We believe that our cash and cash equivalents on hand, our cash flows generated by our operations, amounts available under the revolving credit facility, the use of our factoring programs, and refinancing options available to us in the capital markets will provide sufficient liquidity to operate our business, including the repayment of the current portion of our debt, for at least the next 12 months and for the foreseeable future thereafter.

For additional information regarding our cash requirements from lease obligations, indebtedness, and contractual obligations, see Note 4. “Leases,” Note 7. “Debt and Financing Arrangements,” and Note 14. “Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Condition

The following table summarizes our asset and liability balances:

	June 30,	December 31,
(In millions, except percentages)	2026	2025	$ Change	% Change
Current assets	$3,253	$3,288	$(35)	(1)%
Long-term assets	9,118	8,974	144	2%
Current liabilities	4,121	3,875	246	6%
Long-term liabilities	5,228	5,372	(144)	(3)%
There were no material changes in our total assets and total liabilities from December 31, 2025 to June 30, 2026, other than the reclassification of $275 million of debt from long-term to current.

Cash Flow Activity

Our cash flows from operating, investing and financing activities, as reflected on our Condensed Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months Ended June 30,
(In millions, except percentages)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$107	$32	$75	n/m
Net cash used in investing activities	(126)	(123)	(3)	2%
Net cash used in financing activities	(62)	(227)	165	(73)%
Effect of exchange rates on cash and cash equivalents	(3)	40	(43)	n/m
Net decrease in cash, restricted cash and cash equivalents	$(84)	$(278)	$194	(70)%
n/m - not meaningful

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2026, increased by $75 million compared with the same period in 2025. The increase was due to higher net income adjusted for the net effect of non-cash items and lower accounts payable cash outflow, partially offset by higher cash usage from accounts receivable and other assets. For the six months ended June 30, 2026 and June 30, 2025, net cash provided by our factoring programs was $14 million and $78 million, respectively.

Investing Activities

Investing activities used $126 million and $123 million of cash for the six months ended June 30, 2026 and June 30, 2025, respectively. During the six months ended June 30, 2026, we utilized $130 million of cash to purchase property and equipment and received $4 million from the sale of property and equipment. During the six months ended June 30, 2025, we utilized $125 million of cash to purchase property and equipment and received $2 million from the sale of property and equipment.

Financing Activities

Financing activities used $62 million and $227 million of cash for the six months ended June 30, 2026 and June 30, 2025, respectively. The primary use of cash from financing activities during the six months ended June 30, 2026, was $25 million to repay finance lease obligations, $18 million to repurchase shares of our common stock pursuant to the Repurchase Plan and to pay excise tax, $17 million in payments for employee taxes on net settlement of equity awards and $10 million net obligations under factoring arrangements, partially offset by $7 million in proceeds from the exercise of stock options and $1 million increase in bank overdraft. The primary use of cash from financing activities during the six months ended June 30, 2025, was $200 million used to repurchase shares of our common stock pursuant to the Repurchase Plan, $55 million to repay debt, $24 million to repay finance lease obligations, $12 million net obligations under factoring arrangements and $7 million in payments for employee taxes on net settlement of equity awards, partially offset by $64 million increase in bank overdraft and $8 million of net borrowings under revolving credit facilities.

Guaranteed Securities: Summarized Financial Information

The following information is provided to comply with Rule 13-01 of Regulation S-X under the Exchange Act of 1934 for the €500 million 3.750% notes due 2030 issued by GXO Logistics Capital B.V. (“GXO Capital”), a subsidiary of the Company incorporated under the laws of the Netherlands. GXO Capital was incorporated in October 2025.

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

The following tables set forth the summarized financial information for the six months ended June 30, 2026, and as of June 30, 2026 and December 31, 2025, of GXO and GXO Capital, on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted in the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between GXO and GXO Capital. This summarized financial information is not intended to present the financial position or results of operations of GXO or GXO Capital in accordance with U.S. generally accepted accounting principles (“GAAP”).

GXO
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

Six Months Ended
(In millions)	June 30, 2026
Revenue	$—
Costs and expenses	11
Operating loss	$(11)
Dividend income and other income from non-guarantor subsidiaries	50
Other income, net	3
Interest income, net from non-guarantor subsidiaries	23
Interest expense, net	(34)
Income tax benefit	1
Net income attributable to GXO standalone	$32

GXO
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

	June 30,	December 31,
(In millions)	2026	2025
Current assets	$467	$519
Investments in non-guarantor subsidiaries	2,368	2,361
Notes receivable from non-guarantor subsidiaries	716	860
Other noncurrent assets	76	81
Total assets	$3,627	$3,821
Accounts payable to non-guarantor subsidiaries	$411	$384
Current debt	675	400
Other current liabilities	91	93
Long-term debt	1,484	1,758
Notes payable to non-guarantor subsidiaries	4	210
Other noncurrent liabilities	107	167
Total liabilities	$2,772	$3,012

GXO Capital
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

Six Months Ended
(In millions)	June 30, 2026
Revenue	$—
Costs and expenses	—
Operating income	$—
Interest expense, net	(12)
Income tax benefit	3
Loss attributable to GXO Capital standalone	$(9)

GXO Capital
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

	June 30,	December 31,
(In millions)	2026	2025
Current assets	$3	$3
Investments in non-guarantor subsidiaries	2,350	2,350
Other noncurrent assets	1	1
Total assets	$2,354	$2,354
Current liabilities	$13	$6
Long-term debt	565	580
Total liabilities	$578	$586

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2026, the Company’s contractual obligations had not materially changed compared with December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements primarily due to variable-rate debt and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the six months ended June 30, 2026, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2026, were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 18 2025, the Company’s board of directors authorized and announced the repurchase of up to $500 million of its common stock (the “Repurchase Plan”). The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions or otherwise. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time.

The following table presents our repurchase activity on a cash basis during the second quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)(3)
April 1 - April 30	—	$—	—	$300,000,016
May 1 - May 31	—	$—	—	$300,000,016
June 1 - June 30	331,816	$48.64	331,816	$283,859,477
Total	331,816	$48.64	331,816
(1) All transactions are reported on a trade date basis.
(2) The average price paid per share and the approximate dollar value of shares that may yet be purchased under the Repurchase Plan exclude the costs associated with the repurchases and 1% excise tax imposed by the United States government-enacted Inflation Reduction Act of 2022 on share repurchases in excess of issuances. We reflect the costs associated with the repurchase and the 1% excise tax within equity as part of the repurchase cost of the common stock. For additional information regarding the Repurchase Plan, see Note 13. “Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Approximate dollar value of shares that may yet be purchased under the Repurchase Plan at the end of the period.

ITEM 6. EXHIBITS

Exhibit Number	Description
22.1
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K (Commission file no. 001-404070) filed with the SEC on February 25, 2026).

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

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

GXO Logistics, Inc.

Date: August 5, 2026	By:	/s/ Patrick Kelleher
Patrick Kelleher
(Chief Executive Officer)
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Mark Suchinski
Mark Suchinski
(Chief Financial Officer)
(Principal Financial Officer)