Form 10-Q
period 2026-09-30
GXO Logistics, Inc.
filed 2026-11-04
CIK 1852244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 2, 2026, there were 113,029,173 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GXO Logistics, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$3,590	$3,395	$10,329	$9,671
Direct operating expense	3,064	2,857	8,805	8,228
Selling, general and administrative expense	285	285	876	818
Depreciation and amortization expense	115	118	347	337
Transaction and integration costs	26	14	54	50
Restructuring costs and other	3	3	11	22
Regulatory matter	—	—	—	65
Net loss on divestiture of business	1	—	24	—
Operating income	96	118	212	151
Other income (expense), net	12	5	28	(10)
Interest expense, net	(36)	(35)	(103)	(103)
Income before income taxes	72	88	137	38
Income tax expense	(7)	(28)	(40)	(45)
Net income (loss)	65	60	97	(7)
Net income attributable to noncontrolling interests (“NCI”)	(1)	(1)	(4)	(4)
Net income (loss) attributable to GXO	$64	$59	$93	$(11)

Earnings (loss) per share
Basic	$0.56	$0.52	$0.81	$(0.09)
Diluted	$0.56	$0.51	$0.81	$(0.09)

Weighted-average shares outstanding used in computation of earnings (loss) per share
Basic	113,899	114,473	114,538	116,075
Diluted	114,636	115,329	115,395	116,075

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$65	$60	$97	$(7)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	13	(59)	(11)	151
Cash flow hedges	—	(1)	(1)	(2)
Fair value hedges	1	—	(1)	—
Pension plans	2	3	7	(9)
Other comprehensive income (loss), net of tax	16	(57)	(6)	140
Comprehensive income, net of tax	81	3	91	133
Less: Comprehensive income (loss) attributable to NCI	1	(2)	4	5
Comprehensive income attributable to GXO	$80	$5	$87	$128

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$340	$854
Accounts receivable, net of allowance of $14 and $15	2,188	2,028
Other current assets	416	406
Total current assets	2,944	3,288
Long-term assets
Property and equipment, net of accumulated depreciation of $2,270 and $2,126	1,268	1,151
Operating lease right-of-use assets	2,786	2,563
Goodwill	3,722	3,781
Intangible assets, net of accumulated amortization of $851 and $781	812	909
Other long-term assets	613	570
Total long-term assets	9,201	8,974
Total assets	$12,145	$12,262
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$740	$758
Accrued expenses	1,555	1,492
Current debt	366	446
Current operating lease liabilities	777	745
Other current liabilities	415	434
Total current liabilities	3,853	3,875
Long-term liabilities
Long-term debt	2,452	2,619
Long-term operating lease liabilities	2,225	2,044
Other long-term liabilities	591	709
Total long-term liabilities	5,268	5,372
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.01 par value per share; 300,000 shares authorized, 120,490 and 119,868 shares issued and 113,026 and 114,512 shares outstanding, respectively	1	1
Treasury stock, at cost; 7,464 and 5,356 shares, respectively	(303)	(202)
Preferred stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Additional Paid-In Capital (“APIC”)	2,691	2,667
Retained earnings	811	718
Accumulated Other Comprehensive Income (Loss) (“AOCIL”)	(207)	(201)
Total stockholders’ equity before NCI	2,993	2,983
NCI	31	32
Total equity	3,024	3,015
Total liabilities and equity	$12,145	$12,262

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$97	$(7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	347	337
Stock-based compensation expense	35	34
Deferred tax benefit	(20)	(24)
Other	(11)	11
Changes in operating assets and liabilities
Accounts receivable	(215)	(76)
Other assets	(39)	40
Accounts payable	(4)	(91)
Accrued expenses and other liabilities	73	40
Net cash provided by operating activities	263	264
Cash flows from investing activities:
Capital expenditures	(204)	(269)
Proceeds from the sale of property and equipment	7	101
Cash paid in connection with divestiture	(38)	—
Cross-currency swap agreements settlement	—	(1)
Net cash used in investing activities	(235)	(169)
Cash flows from financing activities:
Common stock repurchased and excise tax paid	(102)	(200)
Net borrowings under revolving credit facilities	—	38
Repayments of long-term and other debt	(401)	(56)
Repayments of finance lease obligations	(46)	(38)
Proceeds from exercise of stock options	7	—
Taxes paid related to net share settlement of equity awards	(18)	(8)
Obligations under factoring arrangements	20	(2)
Other	4	—
Net cash used in financing activities	(536)	(266)
Effect of exchange rates on cash and cash equivalents	(6)	30
Net decrease in cash, restricted cash and cash equivalents	(514)	(141)
Cash, restricted cash and cash equivalents, beginning of period	857	485
Cash, restricted cash and cash equivalents, end of period	$343	$344

Non-cash financing activities:
Excise tax liability related to stock repurchases	$1	$2

Reconciliation of cash, restricted cash and cash equivalents	September 30, 2026	December 31, 2025
Cash and cash equivalents	$340	$854
Restricted cash	3	3
Total cash, restricted cash and cash equivalents	$343	$857

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(Shares in thousands, dollars in millions)	Shares	Common Stock	Treasury Stock	APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
Balance as of June 30, 2026	114,770	$1	$(218)	$2,680	$747	$(223)	$2,987	$35	$3,022
Net income	—	—	—	—	64	—	64	1	65
Other comprehensive income	—	—	—	—	—	16	16	—	16
Stock-based compensation	—	—	—	12	—	—	12	—	12
Common stock issued under employee stock plans and exercises of stock options	53	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(21)	—	—	(1)	—	—	(1)	—	(1)
Common stock repurchased	(1,776)	—	(85)	—	—	—	(85)	—	(85)
Dividends to NCI	—	—	—	—	—	—	—	(5)	(5)
Balance as of September 30, 2026	113,026	$1	$(303)	$2,691	$811	$(207)	$2,993	$31	$3,024

(Shares in thousands, dollars in millions)	Shares	Common Stock	Treasury Stock	APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
Balance as of December 31, 2025	114,512	$1	$(202)	$2,667	$718	$(201)	$2,983	$32	$3,015
Net income	—	—	—	—	93	—	93	4	97
Other comprehensive loss	—	—	—	—	—	(6)	(6)	—	(6)
Stock-based compensation	—	—	—	35	—	—	35	—	35
Common stock issued under employee stock plans and exercises of stock options	943	—	—	7	—	—	7	—	7
Tax withholding on vesting of stock-based compensation awards	(321)	—	—	(18)	—	—	(18)	—	(18)
Common stock repurchased	(2,108)	—	(101)	—	—	—	(101)	—	(101)
Dividends to NCI	—	—	—	—	—	—	—	(5)	(5)
Balance as of September 30, 2026	113,026	$1	$(303)	$2,691	$811	$(207)	$2,993	$31	$3,024

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(Shares in thousands, dollars in millions)	Shares	Common Stock	Treasury Stock	APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
Balance as of June 30, 2025	114,452	$1	$(202)	$2,645	$616	$(120)	$2,940	$35	$2,975
Net income	—	—	—	—	59	—	59	1	60
Other comprehensive loss	—	—	—	—	—	(54)	(54)	(3)	(57)
Stock-based compensation	—	—	—	11	—	—	11	—	11
Common stock issued under employee stock plans and exercises of stock options	52	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(18)	—	—	(1)	—	—	(1)	—	(1)
Dividends to NCI	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	114,486	$1	$(202)	$2,655	$675	$(174)	$2,955	$33	$2,988

(Shares in thousands, dollars in millions)	Shares	Common Stock	Treasury Stock	APIC	Retained Earnings	AOCIL	Equity Before NCI	NCI	Total Equity
Balance as of December 31, 2024	119,496	$1	$—	$2,629	$686	$(313)	$3,003	$32	$3,035
Net income (loss)	—	—	—	—	(11)	—	(11)	4	(7)
Other comprehensive income	—	—	—	—	—	139	139	1	140
Stock-based compensation	—	—	—	34	—	—	34	—	34
Common stock issued under employee stock plans and exercises of stock options	547	—	—	—	—	—	—	—	—
Tax withholding on vesting of stock-based compensation awards	(201)	—	—	(8)	—	—	(8)	—	(8)
Common stock repurchased	(5,356)	—	(202)	—	—	—	(202)	—	(202)
Dividends to NCI	—	—	—	—	—	—	—	(4)	(4)
Balance as of September 30, 2025	114,486	$1	$(202)	$2,655	$675	$(174)	$2,955	$33	$2,988

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

GXO Logistics, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of GXO Logistics, Inc. (“GXO” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented herein have been included. The Consolidated Balance Sheet as of December 31, 2025, was derived from audited annual financial statements as of that date. Operating results for interim periods are not necessarily indicative of full-year results. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025.

The Company presents its operations as one reportable segment.

Basis of Consolidation

The Company’s Condensed Consolidated Financial Statements include the accounts of GXO and its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company has eliminated intercompany balances and transactions.

Use of Estimates

The preparation of the Company’s interim Condensed Consolidated Financial Statements requires management to make estimates and assumptions about future events. Management believes its use of estimates in these interim Condensed Consolidated Financial Statements to be reasonable.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements in interim and annual reporting periods. This update will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its disclosures.

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

Note 2. Revenue Recognition

Revenue disaggregated by geographical area was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
United Kingdom	$1,751	$1,628	$5,030	$4,609
United States	846	801	2,379	2,320
Netherlands	263	275	789	760
France	216	210	637	612
Spain	184	170	527	479
Italy	111	103	332	303
Other	219	208	635	588
Total	$3,590	$3,395	$10,329	$9,671

The Company’s revenue can also be disaggregated by various verticals, reflecting the customers’ principal industry. Revenue disaggregated by industry was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Omnichannel retail	$1,689	$1,645	$4,887	$4,693
Technology and consumer electronics	498	420	1,370	1,215
Industrial and manufacturing	405	386	1,207	1,151
Food and beverage	351	371	1,009	1,044
Consumer packaged goods	333	324	998	898
Other	314	249	858	670
Total	$3,590	$3,395	$10,329	$9,671

Contract Assets and Liabilities

The contract asset and contract liability balances from contracts with customers were as follows:

	September 30,	December 31,
(In millions)	2026	2025
Contract assets and contract costs included in:
Other current assets	$36	$36
Other long-term assets	251	235
Total contract assets	$287	$271
Contract liabilities included in:
Other current liabilities	$244	$279
Other long-term liabilities	99	101
Total contract liabilities	$343	$380

Contract liabilities represent the Company’s obligation to transfer services to a customer for which the Company has received consideration, or the amount due from a customer before the related services have been transferred.

Revenue recognized included in contract liabilities at the beginning of the period was $15 million and $46 million for the three months ended September 30, 2026 and 2025, respectively, and $244 million and $267 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 3. Segment Information

The Company is organized geographically into three operating segments: (i) Americas and Asia-Pacific, (ii) United Kingdom and Ireland, and (iii) Continental Europe. The Company’s reporting unit results are regularly provided to the Chief Operating Decision Maker (“CODM”). The CODM is our Chief Executive Officer, who assesses the Company’s performance and allocates resources.

The CODM evaluates the Company’s performance and allocates resources primarily based on earnings before interest, taxes, depreciation and amortization, adjusted for transaction and integration costs, restructuring costs and other, regulatory matters, net loss on divestiture of business and unrealized gain/loss on foreign currency contracts (“Adjusted EBITDA”). The CODM uses Adjusted EBITDA to communicate performance targets to the segment managers, to allocate resources to the segments, and to monitor segment performance. Additionally, the CODM considers the performance of this measure against planned and forecasted amounts to make investing and resource allocation decisions. The actual results are used in assessing the performance of the Company and in establishing management’s compensation.

For disclosure purposes, we aggregate these three operating segments into one reportable segment due to the similar nature of their operations and economic characteristics.

The Company’s segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenue	$3,590	$3,395	$10,329	$9,671
Direct operating expense	3,064	2,857	8,805	8,228
Selling, general and administrative expense(1)	270	266	831	769
Other (income) expense, net(2)(3)	(10)	2	(22)	(1)
Segment Adjusted EBITDA	$266	$270	$715	$675
Less:
Corporate expenses(4)	15	19	45	49
Depreciation expense	88	87	263	247
Amortization of intangible assets acquired	27	31	84	90
Transaction and integration costs	26	14	54	50
Restructuring costs and other	3	3	11	22
Regulatory matter	—	—	—	65
Net loss on divestiture of business	1	—	24	—
Unrealized (gain) loss on foreign currency contracts(3)	(2)	(7)	(6)	11
Interest expense, net	36	35	103	103
Income before income taxes	72	88	137	38
Income tax expense	(7)	(28)	(40)	(45)
Net income (loss)	$65	$60	$97	$(7)
(1) Excludes unallocated corporate expenses.
(2) Other (income) expense, net, excluding unrealized (gain) loss on foreign currency contracts.

(3) Included in Other income/expense, net in the Condensed Consolidated Statements of Operations.
(4) Corporate expenses include unallocated costs related to corporate functions such as salaries and benefits, rent, and professional fees, which are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 4. Leases

The Company has entered into noncancelable operating and finance leases primarily for real estate and warehouse equipment. The Company determines whether an arrangement is a lease at inception and, if so, whether that lease meets the classification criteria for a finance or an operating lease at the commencement date.

Total lease cost recorded in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating lease cost(1)	$273	$232	$711	$670
Finance lease cost:
Amortization of the right-of-use assets(2)	31	12	57	27
Interest on the lease liabilities(3)	7	5	19	13
Total finance lease cost	38	17	76	40
Variable lease cost(1)	60	48	192	164
Short-term lease cost(1)	28	61	129	149
Total lease cost(4)	$399	$358	$1,108	$1,023
(1) Operating, variable, and short-term lease costs are primarily included in Direct operating expense in the Condensed Consolidated Statements of Operations.
(2) Amortization of right-of-use assets is included in Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.
(3) Interest on the lease liabilities is included in Interest expense, net in the Condensed Consolidated Statements of Operations.
(4) Total lease cost excludes sublease income for all periods presented, as it was not material.

For the nine months ended September 30, 2026, the Company recorded a net benefit of $30 million, from a real estate transaction that resulted in an early termination of a lease.

The following amounts were recorded in the Condensed Consolidated Balance Sheets related to leases:

	September 30,	December 31,
(In millions)	2026	2025
Operating lease right-of-use assets	$2,786	$2,563

Current operating lease liabilities	$777	$745
Long-term operating lease liabilities	2,225	2,044
Operating lease liabilities	$3,002	$2,789

Finance lease right-of-use assets included in Property and equipment, net	$498	$306

Finance lease liabilities included in Current debt	$82	$45
Finance lease liabilities included in Long-term debt	405	281
Finance lease liabilities	$487	$326

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$875	$682
Finance leases	207	83

Note 5. Goodwill

The following table presents the changes in Goodwill for the nine months ended September 30, 2026:

(In millions)
Balance as of December 31, 2025	$3,781
Impact of foreign exchange translation	(59)
Balance as of September 30, 2026	$3,722

Note 6. Intangible Assets

The following table summarizes identifiable intangible assets subject to amortization:

	September 30, 2026			December 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
Customer relationships	$1,582	$(810)	$772	$1,609	$(747)	$862
Trade names and trademarks	64	(34)	30	64	(29)	35
Developed technology	17	(7)	10	17	(5)	12
Total	$1,663	$(851)	$812	$1,690	$(781)	$909

Intangible asset amortization expense was $27 million and $31 million for the three months ended September 30, 2026 and 2025, respectively, and $84 million and $90 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 7. Debt and Financing Arrangements

The following table summarizes the carrying value of the Company’s debt:

		September 30,	December 31,
(In millions, except percentages)	Rate	2026	2025
Unsecured notes due 2026	1.65%	$—	$400
Unsecured notes due 2029(1)	6.25%	595	594
Unsecured notes due 2031(2)	2.65%	398	398
Unsecured notes due 2034(3)	6.50%	492	491
Euro unsecured notes due 2030 (€500 principal)(4)	3.75%	561	580
Five-year term loan due 2027(5)	5.38%	275	275
Finance leases and other debt	Various	497	327
Total Debt		$2,818	$3,065
Less: Current debt(6)		366	446
Total Long-term debt		$2,452	$2,619
(1) Net of unamortized discount and debt issuance costs of $5 million and $6 million as of September 30, 2026 and December 31, 2025, respectively.
(2) Net of unamortized discount and debt issuance costs of $2 million as of September 30, 2026 and December 31, 2025.
(3) Net of unamortized discount and debt issuance costs of $8 million and $9 million as of September 30, 2026 and December 31, 2025, respectively.
(4) Net of unamortized discount and debt issuance costs of $6 million and $7 million as of September 30, 2026 and December 31, 2025, respectively.
(5) Variable-rate debt.
(6) As of September 30, 2026, current debt consisted of $275 million five-year term loan maturing in May 2027, $82 million of finance lease liabilities and $9 million of other debt. As of December 31, 2025, current debt consisted of $400 million in unsecured notes maturing in July 2026, $45 million of finance lease liabilities and $1 million of other debt.

Repayments of Debt

Upon maturity in July 2026, the Company repaid $400 million of 1.65% unsecured notes using cash on hand.

Revolving Credit Facilities

The Company has a five-year unsecured, multi-currency revolving credit facility expiring in 2029 (the “Revolving Credit Agreement”). The aggregate commitment of all lenders under the Revolving Credit Agreement is equal to $800 million, of which $100 million is available for the issuance of letters of credit. As of September 30, 2026 and December 31, 2025, no amounts were outstanding, and letters of credit were $7 million and $6 million, respectively, under the Revolving Credit Agreement. Borrowings under revolving credit facilities maturing in three months or less are presented net in the Condensed Consolidated Statement of Cash Flows.

Covenants and Compliance

The covenants governing the Company’s debt securities limit our ability to incur indebtedness and grant liens, among other restrictions. The Company’s revolving credit facility generally requires us to maintain a consolidated leverage ratio of no greater than 3.50 to 1.00, which may increase to 4.25 to 1.00 following the consummation of a material acquisition. The consolidated leverage ratio may not exceed 3.50 to 1.00 for more than five consecutive fiscal quarters. As of September 30, 2026, the Company was in compliance with the covenants contained in its debt and financing arrangements.

Factoring Programs

The Company sells certain of its trade receivables on a non-recourse basis to third-party financial institutions under various factoring agreements. Information related to the trade receivables sold under the factoring agreements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Receivables sold in period	$623	$678	$1,885	$2,072
Cash consideration	620	674	1,875	2,059

Note 8. Fair Value Measurements and Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. The levels of inputs used to measure fair value are:

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

Assets and Liabilities

The Company bases its fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2026 and December 31, 2025, due to their short-term nature.

Debt

The fair value of debt was    as follows:

		September 30, 2026		December 31, 2025
(In millions)	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Unsecured notes due 2026	2	$—	$—	$394	$400
Unsecured notes due 2029	2	607	595	631	594
Unsecured notes due 2031	2	345	398	358	398
Unsecured notes due 2034	2	500	492	540	491
Euro unsecured notes due 2030	2	550	561	586	580
Five-year term loan due 2027	2	274	275	272	275

Financial Instruments

The Company directly manages its exposure to risks arising from business operations and economic factors, including fluctuations in interest rates and foreign currencies. The Company uses derivative instruments to manage the volatility related to these exposures.

The notional amount and fair value of derivative instruments were as follows:

	September 30, 2026		December 31, 2025		Balance Sheet Location
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as net investment hedges:
Cross-currency swaps	$765	$48	$422	$33	Other current liabilities
Cross-currency swaps	1,057	63	1,400	143	Other long-term liabilities
Derivatives designated as fair value hedges:
Cross-currency swaps	$236	$8	$—	$—	Other long-term assets
Cross-currency swaps	—	—	236	1	Other long-term liabilities
Derivatives not designated as hedges:
Foreign currency option contracts	$294	$6	$308	$3	Other current assets
Foreign currency option contracts	43	1	—	—	Other long-term assets
Foreign currency option contracts	301	1	316	4	Other current liabilities
Foreign currency option contracts	45	1	—	—	Other long-term liabilities
Foreign currency forward contracts	131	1	231	1	Other current liabilities

As of September 30, 2026 and December 31, 2025, the derivatives were classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of hedges on AOCIL and in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)
Net investment hedges
Cross-currency swaps(1)	$20	$2	$—	$65	$2	$2
Cash flow hedges
Interest rate swaps(1)	—	—	—	—	1	—
Fair value hedges
Cross-currency swaps(1)	2	1	—	1	2	—
(1) Amounts reclassified to Net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative	Gain (Loss) Reclassified from AOCIL into Net Income	Gain (Loss) Recognized in Net Income on Derivative (Excluded from effectiveness testing)
Net investment hedges
Cross-currency swaps(1)	$18	$—	$1	$(253)	$(3)	$3
Cash flow hedges
Interest rate swaps(1)	—	—	—	(2)	—	—
(1) Amounts reclassified to Net income are reported in Interest expense, net in the Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedges

Gains and losses for derivatives not designated as hedges were $2 million and $3 million gains for the three months ended September 30, 2026 and 2025, respectively, and $7 million gain and $11 million loss for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded gains and losses for derivatives not designated as hedges as Other income (expense), net in the Condensed Consolidated Statements of Operations.

Note 9. Divestiture

In 2024, the Company completed the acquisition of Wincanton plc (now Wincanton Limited) (the “Wincanton Acquisition”). The Wincanton Acquisition was subject to review by the U.K. Competition and Markets Authority (the “CMA”). In 2025, the CMA approved the Wincanton Acquisition, subject to the divestment of certain grocery contracts in the U.K. (the “Wincanton Divestment”).

In the fourth quarter of 2025, the Company met the held-for-sale criteria for the anticipated Wincanton Divestment and recorded a $37 million write-down loss, including $4 million of goodwill, $21 million of customer relationships, and a $12 million fair value adjustment. For the three and nine months ended September 30, 2026, the Company recorded additional impairment of $1 million and $24 million, respectively, due to a further reduction in estimated fair value. In September 2026, the Company completed the Wincanton Divestment and paid $38 million in cash in connection with the transaction.

As of December 31, 2025, Assets and liabilities held for sale were not material and are included in Other current assets and Other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Note 10. Employee Benefit Plans

Defined Benefit Plans

The Company offers pension plans in certain jurisdictions, with the most significant plans in the U.K. In the U.K., the Company sponsors two defined benefit pension schemes (the “U.K. Retirement Plans”). The U.K. Retirement Plans do not allow for new plan participants or additional benefit accruals. The funded status of the U.K. Retirement Plans was recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. The Company considers its other defined benefit pension plans not material to its Consolidated Financial Statements.

Components of the net periodic benefit income recognized under the U.K. Retirement Plans were $7 million and $5 million for the three months ended September 30, 2026 and 2025, respectively, and $21 million and $14 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded periodic pension income as Other income (expense), net in the Condensed Consolidated Statements of Operations.

Defined Contribution Plans

Also, the Company has defined contribution retirement plans for its United States employees and employees of certain foreign subsidiaries. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans, and the Company matches a portion of the employee contributions.

Defined contribution plan costs were $30 million and $28 million for the three months ended September 30, 2026 and 2025, respectively, and $94 million and $82 million for the nine months ended September 30, 2026 and 2025, respectively. The Company primarily recorded defined contribution plan costs as direct operating expense in the Condensed Consolidated Statements of Operations.

Note 11. Income Taxes

Income tax expense for the three months ended September 30, 2026 decreased $21 million, or 75.0%, compared with the three months ended September 30, 2025. The Company’s effective tax rate was 10.2% for the three months ended September 30, 2026, compared with 31.2% for the three months ended September 30, 2025, primarily reflecting tax benefits related to the Wincanton Divestment and higher deferred tax benefits.

Income tax expense for the nine months ended September 30, 2026 decreased $5 million, or 11.1%, compared with the nine months ended September 30, 2025. The Company’s effective tax rate was 29.2% for the nine months ended September 30, 2026, compared with 118.1% for the nine months ended September 30, 2025, primarily reflecting the non-recurrence of non-deductible litigation costs incurred in 2025 and higher deferred tax benefits.

Note 12. Stockholders’ Equity

Stock Repurchase Plan

In 2025, the Company’s board of directors authorized and announced a repurchase plan for up to $500 million of its common stock (the “Repurchase Plan”). The Repurchase Plan permits shares of common stock to be repurchased from time to time in management’s discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or otherwise. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The Repurchase Plan does not obligate the Company to repurchase any specific number of shares of common stock and may be suspended or discontinued at any time.

The repurchase of shares of the Company’s common stock is recorded as treasury stock within equity. It is accounted for under the cost method, inclusive of share repurchase costs and excise tax on share repurchases in excess of issuances. For the three months ended September 30, 2026, the Company repurchased approximately 1.8 million shares of its common stock for an aggregate purchase price of $85 million, including $84 million of share repurchases and $1 million of excise tax, and did not repurchase any shares for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company repurchased approximately 2.1 million and 5.4 million shares of its common stock for an aggregate purchase price of $101 million and $202 million, including $100 million and $200 million of share repurchases and $1 million and $2 million of excise tax, respectively. As of September 30, 2026, $200 million remained authorized under the Repurchase Plan.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in AOCIL by component:

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Fair Value Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of June 30, 2026	$89	$(130)	$—	$(3)	$(181)	$2	$(223)
Other comprehensive income before reclassifications	(1)	20	—	2	1	—	22
Amounts reclassified to net income	—	(2)	—	(1)	2	—	(1)
Tax amounts	—	(4)	—	—	(1)	—	(5)
Other comprehensive income, net of tax	(1)	14	—	1	2	—	16
As of September 30, 2026	$88	$(116)	$—	$(2)	$(179)	$2	$(207)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Fair Value Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2025	$147	$(164)	$1	$(1)	$(186)	$2	$(201)
Other comprehensive income (loss) before reclassifications	(59)	65	—	1	4	—	11
Amounts reclassified to net income	—	(4)	(1)	(2)	5	—	(2)
Tax amounts	—	(13)	—	—	(2)	—	(15)
Other comprehensive income (loss), net of tax	(59)	48	(1)	(1)	7	—	(6)
As of September 30, 2026	$88	$(116)	$—	$(2)	$(179)	$2	$(207)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of June 30, 2025	$223	$(177)	$3	$(167)	$(2)	$(120)
Other comprehensive income (loss) before reclassifications	(72)	18	—	3	3	(48)
Amounts reclassified to net income	—	(1)	—	1	—	—
Tax amounts	(1)	(3)	(1)	(1)	—	(6)
Other comprehensive income (loss), net of tax	(73)	14	(1)	3	3	(54)
As of September 30, 2025	$150	$(163)	$2	$(164)	$1	$(174)

	Foreign Currency Adjustment
(In millions)	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Defined Benefit Plans	Less: AOCIL attributable to NCI	AOCIL attributable to GXO
As of December 31, 2024	$(195)	$31	$4	$(155)	$2	$(313)
Other comprehensive income (loss) before reclassifications	347	(252)	(2)	(15)	(1)	77
Amounts reclassified to net loss	—	—	—	4	—	4
Tax amounts	(2)	58	—	2	—	58
Other comprehensive income (loss), net of tax	345	(194)	(2)	(9)	(1)	139
As of September 30, 2025	$150	$(163)	$2	$(164)	$1	$(174)

Note 13. Commitments and Contingencies

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

Note 14. Earnings (Loss) per Share

The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, shares in thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss) attributable to common shares	$64	$59	$93	$(11)
Basic weighted-average common shares	113,899	114,473	114,538	116,075
Effect of dilutive securities:
Restricted stock units	369	584	477	—
Performance stock units	368	269	380	—
Stock options	—	3	—	—
Total dilutive potential common shares	737	856	857	—
Diluted weighted-average common shares	114,636	115,329	115,395	116,075

Basic earnings (loss) per share	$0.56	$0.52	$0.81	$(0.09)
Diluted earnings (loss) per share	$0.56	$0.51	$0.81	$(0.09)

Potentially dilutive shares outstanding of 718 thousand and 813 thousand for the three months ended September 30, 2026 and 2025, respectively, and 721 thousand and 3.4 million for the nine months ended September 30, 2026 and 2025, respectively, were excluded from the computation of diluted earnings per share because their effects would have been anti-dilutive.

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

Business Overview

GXO Logistics, Inc., together with its subsidiaries (“GXO,” the “Company,” “our,” or “we”), is the largest pure-play contract logistics provider in the world and a foremost innovator in the industry. We provide our customers with high-value-added warehousing and distribution, order fulfillment, e-commerce, reverse logistics, and other supply chain services differentiated by our ability to deliver technology-enabled, customized solutions at scale. Our customers rely on us to move their goods efficiently through their supply chains—from the moment goods arrive at our warehouses through fulfillment and distribution, and the management of returned products. Our customer base includes many blue-chip leaders across sectors with high growth and/or durable demand, with significant growth potential as customers outsource logistics services.

Our business model is asset-light and historically resilient in cycles, with high returns, free cash flow, and visibility into revenue and earnings. Most of our customer contracts are long-term, and our warehouse lease arrangements generally align with their terms. The Company has both fixed-price contracts (closed-book or hybrid) and cost-plus contracts (open-book). Most of our customer contracts contain both fixed and variable components. The fixed component typically covers warehouse, technology, and equipment costs, while the variable component is based on expected volumes and associated labor costs. Under fixed-price contracts, the Company agrees to perform the specified work for a predetermined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit. Cost-plus contracts pay allowable costs incurred during contract performance, plus a specified margin.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenue	$3,590	$3,395	$10,329	$9,671
Direct operating expense	3,064	2,857	8,805	8,228
Selling, general and administrative expense	285	285	876	818
Depreciation and amortization expense	115	118	347	337
Transaction and integration costs	26	14	54	50
Restructuring costs and other	3	3	11	22
Regulatory matter	—	—	—	65
Net loss on divestiture of business	1	—	24	—
Operating income	96	118	212	151
Other income (expense), net	12	5	28	(10)
Interest expense, net	(36)	(35)	(103)	(103)
Income before income taxes	72	88	137	38
Income tax expense	(7)	(28)	(40)	(45)
Net income (loss)	$65	$60	$97	$(7)

Revenue

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue	$3,590	$3,395	$195	5.7%	$10,329	$9,671	$658	6.8%
Geographic Revenues
United Kingdom	$1,751	$1,628	$123	7.6%	$5,030	$4,609	$421	9.1%
United States	846	801	45	5.6%	2,379	2,320	59	2.5%
Netherlands	263	275	(12)	(4.4)%	789	760	29	3.8%
France	216	210	6	2.9%	637	612	25	4.1%
Spain	184	170	14	8.2%	527	479	48	10.0%
Italy	111	103	8	7.8%	332	303	29	9.6%
Other	219	208	11	5.3%	635	588	47	8.0%
Total	$3,590	$3,395	$195	5.7%	$10,329	$9,671	$658	6.8%

Revenue by Vertical
Omnichannel retail	$1,689	$1,645	$44	2.7%	$4,887	$4,693	$194	4.1%
Technology and consumer electronics	498	420	78	18.6%	1,370	1,215	155	12.8%
Industrial and manufacturing	405	386	19	4.9%	1,207	1,151	56	4.9%
Food and beverage	351	371	(20)	(5.4)%	1,009	1,044	(35)	(3.4)%
Consumer packaged goods	333	324	9	2.8%	998	898	100	11.1%
Other	314	249	65	26.1%	858	670	188	28.1%
Total	$3,590	$3,395	$195	5.7%	$10,329	$9,671	$658	6.8%

Revenue for the three months ended September 30, 2026 increased $195 million, or 5.7%, compared with the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026 increased $658 million, or 6.8%, compared with the nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, changes in foreign currency exchange rates had an unfavorable impact of $22 million and a favorable impact of $205 million, respectively, on revenue.

Growth in both periods was broad-based across our regions and reflected new business wins and increased activity with existing customers, including continued growth in technology and data centers, aerospace and defense, industrials and life sciences customers.

Direct operating expense

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Direct operating expense	$3,064	$2,857	$207	7.2%	$8,805	$8,228	$577	7.0%

Direct operating expense comprises both fixed and variable costs and include operating expenses related to our warehouse operations, including personnel costs, rent expenses, utility costs, equipment maintenance and repair costs, transportation costs, costs of materials and supplies, and information technology expenses.

Direct operating expense for the three months ended September 30, 2026 increased $207 million, or 7.2%, compared with the three months ended September 30, 2025. Direct operating expense for the nine months ended September 30, 2026 increased $577 million, or 7.0%, compared with the nine months ended September 30, 2025. Direct operating expense, as a percentage of revenue, was 85.3% for the three months ended September 30, 2026, compared with 84.2% for the three months ended September 30, 2025, and 85.2% for the nine months ended September 30, 2026, compared with 85.1% for the nine months ended September 30, 2025.

The increases primarily reflected higher labor and other operating costs associated with revenue growth and new customer start-ups, including costs incurred as new operations ramped toward expected productivity levels, as well as changes in customer and business mix. These increases were partially offset by productivity and cost-management initiatives across our operations and, for the nine-month period of 2026, a $30 million benefit from a real estate transaction.

Selling, General and Administrative (SG&A) Expense

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
SG&A expense	$285	$285	$—	—%	$876	$818	$58	7.1%

SG&A expense primarily consists of salary and benefit costs for executive and certain administrative functions, professional fees, bad-debt expense and legal costs.

SG&A expense remained relatively consistent for the three months ended September 30, 2026, compared with the three months ended September 30, 2025. SG&A expense for the nine months ended September 30, 2026 increased $58 million, or 7.1%, compared with the nine months ended September 30, 2025. SG&A expense, as a percentage of revenue, was 7.9% for the three months ended September 30, 2026, compared with 8.4% for the three months ended September 30, 2025, and 8.5% for both the nine months ended September 30, 2026 and 2025.

The three-month comparison primarily reflected synergies associated with the Wincanton acquisition, offset by investments in information technology and transformation initiatives. For the nine-month period, the increase in SG&A expense was primarily driven by higher salaries and benefits and investments in information technology and transformation initiatives, partially offset by synergies associated with the Wincanton acquisition. As a percentage of revenue, these increases were offset by operating leverage from revenue growth.

Depreciation and Amortization (D&A) Expense

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
D&A expense	$115	$118	$(3)	(2.5)%	$347	$337	$10	3.0%

D&A expense for the three months ended September 30, 2026 decreased $3 million, or 2.5%, compared with the three months ended September 30, 2025. D&A expense for the nine months ended September 30, 2026 increased $10 million, or 3.0%, compared with the nine months ended September 30, 2025, primarily due to capital investments supporting business growth.

Transaction and integration costs

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Transaction and integration costs	$26	$14	$12	85.7%	$54	$50	$4	8.0%

Transaction and integration costs increased $12 million, or 85.7%, for the three months ended September 30, 2026, and increased $4 million, or 8.0%, for the nine months ended September 30, 2026, compared with the corresponding periods in 2025. The increases reflected costs associated with the 2026 integration of Wincanton and the divestiture of certain grocery contracts in the U.K. (the “Wincanton Divestment”), compared with costs associated with the Wincanton acquisition in 2025.

Restructuring costs and other

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Restructuring costs and other	$3	$3	$—	—%	$11	$22	$(11)	(50.0)%

Restructuring costs and other were $3 million for both the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, restructuring costs and other were $11 million and $22 million, respectively. Restructuring costs and other primarily consisted of severance and other costs associated with initiatives to optimize corporate expenses.

Regulatory matter

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Regulatory matter	$—	$—	$—	—%	$—	$65	$(65)	(100.0)%

Regulatory matter expense for the nine months ended September 30, 2025 was $65 million and related to the deductibility of value-added tax payments made to certain third-party service providers. The matter was settled in 2025.

Net loss on divestiture of business

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Net loss on divestiture of business	$1	$—	$1	—%	$24	$—	$24	—%

Net loss on divestiture of business was $1 million and $24 million for the three and nine months ended September 30, 2026, respectively. These losses relate to impairments resulting from reductions in the estimated fair value of the business associated with the Wincanton Divestment. For additional information, see Note 9. “Divestiture,” to the Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Other income (expense), net	$12	$5	$7	140.0%	$28	$(10)	$38	(380.0)%

Other income, net for the three months ended September 30, 2026 was $12 million, compared with $5 million for the three months ended September 30, 2025. Other income, net for the nine months ended September 30, 2026 was $28 million, compared with other expense, net of $10 million for the nine months ended September 30, 2025, primarily reflecting higher foreign currency gains and higher pension income in the nine months ended September 30, 2026.

Interest expense, net

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$36	$35	$1	2.9%	$103	$103	$—	—%

Interest expense, net was $36 million for the three months ended September 30, 2026, compared with $35 million for the three months ended September 30, 2025. Interest expense, net was $103 million for both the nine months ended September 30, 2026 and 2025.

Income tax expense

(In millions, except percentages)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Income tax expense	$7	$28	$(21)	(75.0)%	$40	$45	$(5)	(11.1)%
Income tax rate	10.2%	31.2%			29.2%	118.1%

Income tax expense for the three months ended September 30, 2026 decreased $21 million, or 75.0%, compared with the three months ended September 30, 2025. Our effective tax rate was 10.2% for the three months ended September 30, 2026, compared with 31.2% for the three months ended September 30, 2025, primarily reflecting tax benefits related to the Wincanton Divestment and higher deferred tax benefits.

Income tax expense for the nine months ended September 30, 2026 decreased $5 million, or 11.1%, compared with the nine months ended September 30, 2025. Our effective tax rate was 29.2% for the nine months ended September 30, 2026, compared with 118.1% for the nine months ended September 30, 2025, primarily reflecting the non-recurrence of non-deductible litigation costs incurred in 2025 and higher deferred tax benefits.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, cash and cash equivalents on hand, borrowing capacity under our revolving credit facility and our factoring programs. Our principal uses of cash include funding operations and working capital, capital expenditures, repayment of borrowings, strategic business development transactions and repurchases of our common stock. The timing and magnitude of new contract start-ups may positively or negatively affect our cash flows and working capital requirements.

As of September 30, 2026, we had $340 million of cash and cash equivalents and $793 million of borrowing capacity, net of letters of credit, under our revolving credit facility, providing approximately $1.1 billion of available liquidity. We also had $3 million of restricted cash. Total consolidated indebtedness was $2.8 billion as of September 30, 2026.

In 2025, our board of directors authorized the repurchase of up to $500 million of our common stock (the “Repurchase Plan”). For the nine months ended September 30, 2026, we repurchased approximately 2.1 million shares for an aggregate purchase price of $101 million, including $100 million of share repurchases and $1 million of excise tax. As of September 30, 2026, $200 million remained authorized under the Repurchase Plan. The timing and amount of any future repurchases will be determined by management based on market conditions, liquidity needs and other relevant considerations. The Repurchase Plan does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time.

Our material cash requirements include operating and working capital requirements, debt principal and interest payments, lease obligations, capital expenditures and other contractual commitments. The timing and amount of capital expenditures and working capital requirements may vary based on the timing and magnitude of new customer start-ups and investments in automation and technology solutions. We expect capital expenditures in 2026 to be approximately $269 million to $305 million.

For additional information regarding our cash requirements from lease obligations, indebtedness and other contractual obligations, see Note 4. “Leases,” Note 7. “Debt and Financing Arrangements,” and Note 13. “Commitments and Contingencies,” to the Unaudited Condensed Consolidated Financial Statements.
We believe that cash and cash equivalents on hand, cash generated from operations, borrowing capacity under our revolving credit facility, our factoring programs and access to capital markets will be sufficient to meet our short-term liquidity requirements, including repayment of the current portion of our debt, for at least the next 12 months. We also expect these sources to be sufficient to meet our long-term liquidity requirements, although our long-term liquidity needs will depend on, among other factors, the timing and magnitude of new contract start-ups, capital expenditures, debt maturities, strategic transactions and share repurchases.

Debt Covenants

The covenants governing our debt securities limit our ability to incur indebtedness and grant liens, among other restrictions. Our revolving credit facility generally requires us to maintain a consolidated leverage ratio of no greater than 3.50 to 1.00, which may increase to 4.25 to 1.00 following the consummation of a material acquisition. The consolidated leverage ratio may not exceed 3.50 to 1.00 for more than five consecutive fiscal quarters. As of September 30, 2026, we were in compliance with the covenants contained in our debt and financing arrangements.

Cash Flow Activity

The following table summarizes our consolidated cash flows for the periods presented:

	Nine Months Ended September 30,		Increase (Decrease)
(In millions, except percentages)	2026	2025	$	%
Net cash provided by operating activities	$263	$264	$(1)	—%
Net cash used in investing activities	(235)	(169)	(66)	39%
Net cash used in financing activities	(536)	(266)	(270)	102%
Effect of exchange rates on cash and cash equivalents	(6)	30	(36)	(120)%
Net decrease in cash, restricted cash and cash equivalents	$(514)	$(141)	$(373)	265%

Operating Activities

Net cash provided by operating activities was $263 million for the nine months ended September 30, 2026, compared with $264 million for the nine months ended September 30, 2025. The change primarily reflected higher net income of $104 million and favorable changes in accounts payable of $87 million and accrued expenses and other liabilities of $33 million, primarily due to timing. These benefits were offset by unfavorable changes in accounts receivable of $139 million, primarily due to the timing of collections, and other assets of $79 million.

Net cash provided by our factoring programs was $21 million and $51 million for the nine months ended September 30, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities was $235 million for the nine months ended September 30, 2026, compared with $169 million for the nine months ended September 30, 2025. The increase of $66 million primarily reflected lower proceeds from sales of property and equipment of $94 million and higher cash paid in connection with the Wincanton Divestment of $38 million in the current year, partially offset by lower capital expenditures of $65 million.

Financing Activities

Net cash used in financing activities was $536 million for the nine months ended September 30, 2026, compared with $266 million for the nine months ended September 30, 2025. The increase of $270 million primarily reflected an increase in the repayment of long-term and other debt of $345 million, partially offset by lower cash paid for common stock repurchases and related excise tax of $98 million.

Guaranteed Securities: Summarized Financial Information

The following information is provided to comply with Rule 13-01 of Regulation S-X under the Exchange Act for the €500 million 3.750% notes due 2030 issued by GXO Logistics Capital B.V. (“GXO Capital”), a subsidiary of the Company incorporated under the laws of the Netherlands. GXO Capital was incorporated in October 2025.

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

The following tables set forth the summarized financial information for the nine months ended September 30, 2026, and as of September 30, 2026 and December 31, 2025, of GXO and GXO Capital, on a standalone basis, which does not include the consolidated impact of the assets, liabilities, and financial results of their subsidiaries except as noted in the tables below, nor does it include any impact of intercompany eliminations as there were no intercompany transactions between GXO and GXO Capital. This summarized financial information is not intended to present the financial position or results of operations of GXO or GXO Capital in accordance with U.S. generally accepted accounting principles.

GXO
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

Nine Months Ended
(In millions)	September 30, 2026
Revenue	$—
Costs and expenses	11
Operating loss	$(11)
Dividend income and other income from non-guarantor subsidiaries	57
Other income, net	4
Interest income, net from non-guarantor subsidiaries	35
Interest expense, net	(54)
Income tax expense	(7)
Net income attributable to GXO standalone	$24

GXO
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

	September 30,	December 31,
(In millions)	2026	2025
Current assets	$72	$519
Investments in non-guarantor subsidiaries	2,373	2,361
Notes receivable from non-guarantor subsidiaries	715	860
Other noncurrent assets	62	81
Total assets	$3,222	$3,821
Accounts payable to non-guarantor subsidiaries	$473	$384
Current debt	275	400
Other current liabilities	124	93
Long-term debt	1,485	1,758
Notes payable to non-guarantor subsidiaries	4	210
Other noncurrent liabilities	87	167
Total liabilities	$2,448	$3,012

GXO Capital
Summarized Results of Operations
Standalone and Unconsolidated (Unaudited)

Nine Months Ended
(In millions)	September 30, 2026
Revenue	$—
Costs and expenses	—
Operating income	$—
Interest expense, net	(17)
Income tax benefit	4
Net loss attributable to GXO Capital standalone	$(13)

GXO Capital
Summarized Assets and Liabilities
Standalone and Unconsolidated (Unaudited)

	September 30,	December 31,
(In millions)	2026	2025
Current assets	$4	$3
Investments in non-guarantor subsidiaries	2,408	2,350
Other noncurrent assets	1	1
Total assets	$2,413	$2,354
Current liabilities	$18	$6
Long-term debt	561	580
Total liabilities	$579	$586

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Changes in our contractual obligations since December 31, 2025, primarily reflect changes in debt and lease obligations, as further described in Note 4. “Leases,” and Note 7. “Debt and Financing Arrangements.”

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies and estimates as previously disclosed in “Critical Accounting Policies” in Part II, Item 7 of our 2025 Form 10-K.

Accounting Pronouncements

Information related to new accounting standards is included in Note 1. “Basis of Presentation” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk that may impact our Condensed Consolidated Financial Statements primarily due to variable-rate debt and fluctuations in certain foreign currencies. To reduce our exposure to market risk associated with interest and foreign currency exchange rate risks, we enter into various derivative instruments. There have been no material changes to our exposure to market risk for the nine months ended September 30, 2026, from those previously disclosed in “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2026, were effective as of such time such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13. “Commitments and Contingencies,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings.

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

The following table presents our repurchase activity on a cash basis during the third quarter of 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)(3)
July 1 - July 31	104,114	$48.86	104,114	$278,772,147
August 1 - August 31	1,640,239	$47.14	1,640,239	$201,445,802
September 1 - September 30	31,007	$46.63	31,007	$200,000,020
Total	1,775,360	$47.24	1,775,360
(1) All transactions are reported on a trade date basis.
(2) The average price paid per share and the approximate dollar value of shares that may yet be purchased under the Repurchase Plan exclude the costs associated with the repurchases and 1% excise tax imposed by the United States government-enacted Inflation Reduction Act of 2022 on share repurchases in excess of issuances. We reflect the costs associated with the repurchase and the 1% excise tax within equity as part of the repurchase cost of the common stock. For additional information regarding the Repurchase Plan, see Note 12. “Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3) Approximate dollar value of shares that may yet be purchased under the Repurchase Plan at the end of the period.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+
Offer Letter, dated August 18, 2026, between Christina Carvalho and GXO Logistics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission file no. 001-40470) filed with the SEC on August 20, 2026).

22.1
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K (Commission file no. 001-40470) filed with the SEC on February 25, 2026).

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

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

GXO Logistics, Inc.

Date: November 4, 2026	By:	/s/ Patrick Kelleher
Patrick Kelleher
(Chief Executive Officer)
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Mark Suchinski
Mark Suchinski
(Chief Financial Officer)
(Principal Financial Officer)